Form 10-Q
period 2000-09-30
ORIUS CORP
filed 2000-11-14
CIK 1087008

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ____________________to_______________

                             Commission file number

                                   ORIUS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                             65-0894212
-------------------------------                           -----------------
(State or other jurisdiction of                            (I.R.S.Employer
incorporation or organization)                            Identification No.)


                            1401 Forum Way, Suite 400
                         West Palm Beach, Florida 33401
--------------------------------------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (561) 687-8300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                     Outstanding as of November 14, 2000
                  -----                     -----------------------------------

         Common Stock, par value $.01                      25,891,960

           Orius Corp. and Subsidiaries (Formerly LISN Holdings, Inc.)

                                      INDEX

                                                                         Page
                                                                         ----
PART I.            FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Consolidated Balance Sheets-
                     September 30, 2000 and December 31, 1999               3

                   Consolidated Statements of
                     Operations for the three and nine months ended
                       September 30, 2000 and September 30, 1999            4

                    Consolidated Statements of
                     Cash Flows for the nine months ended
                       September 30, 2000 and September 30, 1999            5

                   Notes to Consolidated Financial Statements               6

         Item 2.   Management's Discussion and Analysis
                     of Financial Condition and Results of Operations      15

         Item 3.   Quantitative and Qualitative Disclosures
                    about Market Risk                                      20


PART II.           OTHER INFORMATION

         Item 2.   Changes in Securities and Use of Proceeds               20

         Item 6(a). Exhibits                                               20

SIGNATURES                                                                 21

           Orius Corp. and Subsidiaries (Formerly LISN Holdings, Inc.)

                           Consolidated Balance Sheets


                                                                                                  As of
                                                                                   -----------------------------------
                                                                                   September 30,          December 31,
                                                                                      2000                    1999
                                                                                   -------------         -------------
                                                                                    (unaudited)
ASSETS
Current assets:
     Cash and equivalents                                                          $          --         $  28,664,199
     Accounts receivable, net                                                        168,506,790           128,780,860
     Costs and estimated earnings in excess of billings                               39,700,265            24,675,434
     Inventories                                                                      24,151,635            16,453,878
     Other current assets                                                              4,030,994             4,728,028
                                                                                   -------------         -------------
             Total current assets                                                    236,389,684           203,302,399
                                                                                   -------------         -------------
Property and equipment, net                                                           59,921,356            44,399,631
Goodwill, net                                                                        419,772,568           359,881,615
Other assets                                                                          19,053,907            14,394,187
                                                                                   -------------         -------------
             Total assets                                                          $ 735,137,515         $ 621,977,832
                                                                                   =============         =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Borrowing under credit facility                                               $  15,000,000         $          --
     Current portion of debt and leases                                               13,113,486             8,796,941
     Accounts payable - trade                                                         31,731,842            29,640,803
     Accrued liabilities                                                              37,490,092            34,050,765
     Payable to shareholder                                                                   --            11,454,413
     Other current liabilities                                                         1,913,112             7,240,943
                                                                                   -------------         -------------
             Total current liabilities                                                99,248,532            91,183,865
                                                                                   -------------         -------------
Long-term debt and leases                                                            583,266,222           458,069,425
Deferred taxes                                                                        16,316,865             5,609,352
                                                                                   -------------         -------------
             Total liabilities                                                       698,831,619           554,862,642
                                                                                   -------------         -------------
Securities subject to put and call arrangements                                               --            54,946,000
Series C participating, redeemable preferred stock, 200,000,000 authorized,
     205,770 and 194,371 issued and outstanding at September 30, 2000 and
     December 31, 1999, respectively                                                 244,722,635           199,019,074
Stockholders' equity (net capital deficiency):
     Common stock $.01 par value, 200,000,000 shares authorized                          258,920               250,254
     Paid in capital                                                                  35,127,749            33,365,746
     Retained deficit                                                               (243,803,408)         (220,465,884)
                                                                                   -------------         -------------
             Total stockholders' equity (net capital deficiency)                    (208,416,739)         (186,849,884)
                                                                                   -------------         -------------
             Total liabilities and stockholders' equity (net capital
                      deficiency)                                                  $ 735,137,515         $ 621,977,832
                                                                                   =============         =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

          Orius Corp. and Subsidiaries (Formerly LISN Holdings, Inc.)

               Consolidated Statements of Operations (unaudited)



                                                           Three Months Ended                       Nine Months Ended
                                                              September 30,                            September 30,
                                                    ---------------------------------       ---------------------------------
                                                        2000                 1999                 2000                 1999
                                                    -------------       -------------       -------------       -------------
Revenues                                            $ 197,179,474       $  42,010,043       $ 547,047,706       $ 102,207,954
Expenses:
     Direct costs                                     148,366,787          29,299,627         399,048,476          69,476,457
     General and administrative                        17,633,549           4,238,882          54,662,481          15,851,631
     Depreciation and amortization                      7,886,649             143,413          21,647,129             447,987
                                                    -------------       -------------       -------------       -------------
            Total operating expenses                  173,886,985          33,681,922         475,358,086          85,776,075
                                                    -------------       -------------       -------------       -------------
Income from operations                                 23,292,489           8,328,121          71,689,620          16,431,879
                                                    -------------       -------------       -------------       -------------
Other expense (income):
     Interest expense, net                             19,614,043           3,811,531          50,518,006           5,183,777
     Other expense (income)                              (156,555)            (45,195)           (252,339)           (140,946)
                                                    -------------       -------------       -------------       -------------
            Total other expenses                       19,457,488           3,766,336          50,265,667           5,042,831
                                                    -------------       -------------       -------------       -------------
Income before provision for income tax                  3,835,001           4,561,785          21,423,953          11,389,048
                                                    -------------       -------------       -------------       -------------
     Provision for income tax                             199,852           1,971,291          10,497,730           2,622,559
                                                    -------------       -------------       -------------       -------------
Net income                                          $   3,635,149       $   2,590,494       $  10,926,223       $   8,766,489
                                                    =============       =============       =============       =============

Net income applicable to common shareholders:

     Net income as reported                         $   3,635,149       $   2,590,494       $  10,926,223       $   8,766,489
     Accretion and dividends on
        Series C participating
          redeemable preferred stock                   (2,935,625)                 --         (34,287,810)                 --
                                                    -------------       -------------       -------------       -------------
Net (loss) income applicable to
     common shareholders                            $     699,524       $   2,590,494       $ (23,361,587)      $   8,766,489
                                                    =============       =============       =============       =============

Pro forma net income data
     Net income as reported                         $   3,635,149       $   2,590,494       $  10,926,223       $   8,766,489
     Pro forma adjustment to
        provision for income taxes                             --                  --                  --           1,199,320
                                                    -------------       -------------       -------------       -------------
     Pro forma net income                           $   3,635,149       $   2,590,494       $  10,926,223       $   7,567,169
                                                    =============       =============       =============       =============
Earnings (loss) per share
     available to common
     shareholders

        Basic and diluted                           $        0.03       $        1.77       $       (0.91)      $        1.33
                                                    =============       =============       =============       =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

           Orius Corp. and Subsidiaries (Formerly LISN Holdings, Inc.)

                Consolidated Statements of Cash Flows (unaudited)



                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                         -----------------------------------
                                                                             2000                   1999
                                                                         -------------         -------------
Operating activities:
Net Income                                                               $  10,926,223         $   8,766,489
Adjustments to reconcile net cash provided by (used in) operating activities:
    Depreciation and amortization                                           21,647,129               447,987
    Deferred taxes                                                          10,259,161             1,823,200
    Changes in assets and liabilities
      Accounts receivable                                                  (31,761,439)          (21,785,910)
      Inventories                                                           (5,058,156)           (1,030,923)
      Other assets                                                         (17,016,447)              (19,100)
      Accounts payable and accrued liabilities                               6,311,491             6,483,179
      Other liabilities                                                     (6,487,215)             (392,687)
                                                                         -------------         -------------
           Net cash provided by (used in) operating activities             (11,179,253)           (5,707,765)
                                                                         -------------         -------------
Investing activities:
    Capital expenditures                                                   (18,372,579)           (2,596,778)
    Acquisitions                                                           (59,548,658)             (100,000)
                                                                         -------------         -------------
           Net cash used in investing activities                           (77,921,237)           (2,696,778)
                                                                         -------------         -------------
Financing activities:
    Borrowing on debt facilities                                           182,908,160                    --
    Proceeds from issuance of long-term debt                               150,000,000            75,000,000
    Distributions paid to stockholders                                     (11,454,413)           (6,141,864)
    Repayment of long-term debt                                           (206,206,407)           (1,182,200)
    Proceeds from issuance of junior notes                                          --               637,000
    Amounts paid for deferred financing costs                               (6,255,084)           (2,269,238)
    Issuance of Preferred Stock                                                 21,155               136,955
    Retirement of Common Stock                                                      --          (127,410,625)
    Issuance of Common Stock                                                     4,116            67,867,196
    Redemption of securities subject to put and call arrangements          (48,581,236)                   --
                                                                         -------------         -------------
           Net cash provided by financing activities                        60,436,291             6,637,224
                                                                         -------------         -------------
Net decrease in cash and cash equivalents                                  (28,664,199)           (1,767,319)
Cash and cash equivalents at beginning of period                            28,664,199             2,788,838
                                                                         -------------         -------------

Cash and cash equivalents at end of period                               $          --         $   1,021,519
                                                                         =============         =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

           Orius Corp. and Subsidiaries (Formerly LISN Holdings, Inc.)

             Notes to Consolidated Financial Statements (Unaudited)


1. BASIS OF PRESENTATION

OVERVIEW

         The interim consolidated financial statements of Orius Corp. ("Orius"), the successor to LISN Holdings, Inc. ("LISN"), and its subsidiaries (the "Company") as of September 30, 2000 and December 31, 1999 and for the three and nine months ended September 30, 2000 and 1999 include the accounts of Orius and its subsidiaries and in the opinion of management, includes all necessary adjustments, consisting of only normal recurring adjustments, to present fairly the consolidated financial position and results of operations of the Company for the periods presented. The accompanying consolidated financial statements have been prepared by the Company, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Accordingly, these unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, and notes thereto for 1999. Reported interim results of operations are not necessarily indicative of those expected for the year.

         The financial information as of and for the period ended September 30, 1999 represents the information of LISN, which was deemed the accounting acquirer in the December 15, 1999 business combination.

         On December 15, 1999, Orius and LISN entered into a business combination in which the former stockholders of LISN acquired control of Orius and its subsidiaries. Accordingly, LISN is considered the acquiring corporation and corporate predecessor for accounting purposes, and the financial information as of and for the nine months ended September 30, 1999 represents the information of LISN, see "ORIUS/LISN TRANSACTION" (Note 3).

2. STOCK SPLIT

         In September 1999, the Orius Board of Directors authorized a 10.36 for 1 stock split. All share amounts presented in these financial statements have been restated to reflect the split.

3. ORIUS/LISN TRANSACTION

         On December 15, 1999, LISN's former shareholders acquired control of Orius and its wholly-owned subsidiary, NATG Holdings, LLC ("NATG"), through the following steps:

         o Former LISN shareholders, members of management and certain co-investors invested an aggregate cash amount of $112.2 million in LISN immediately prior to the transaction. In exchange for this investment, a "strip" of Orius securities were issued comprised of $41.3 million of junior subordinated notes, $60.8 million of Series C redeemable preferred stock and $10.1 million of common stock.

         o Former LISN shareholders exchanged LISN common stock, preferred stock and junior subordinated notes for a similar strip of securities issued by Orius.

         o NATG borrowed $328.5 million under the new multi-tranche senior credit facilities and the senior subordinated term loan, and repaid approximately $256.1 million of LISN and Orius indebtedness.

           Orius Corp. and Subsidiaries (Formerly LISN Holdings, Inc.)

         o Convertible preferred stock, junior subordinated notes, warrants and a portion of the common stock of Orius were redeemed. This redemption included put and call arrangements with certain Orius security holders which required payment of approximately $54.9 million (see Note 9) and the issuance of additional strips of Orius securities in the first half of 2000.

         o Orius management exchanged approximately one-half of the value of their equity interests in Orius for a strip of securities initially valued and comprised of $30.4 million in aggregate principal amount of Orius junior subordinated notes, $44.7 million in preferred stock and $8.3 million in common stock. Although LISN is the acquiring corporation for accounting purposes, the transaction resulted in LISN becoming a wholly-owned subsidiary of NATG, which is a wholly-owned subsidiary of Orius.

         As the accounting predecessor, LISN's historical financial statements are the historical financial statements of Orius.

         Although LISN is the acquiring corporation for accounting purposes (because former LISN shareholders acquired approximately 75% of common equity interest) the transaction resulted in LISN becoming a wholly-owned subsidiary of NATG, which is a wholly-owned subsidiary of Orius. As the accounting predecessor, LISN's historical financial statements are the historical financial statements of Orius and include the results of Orius' operations from December 15, 1999 through December 31, 1999.

         The total purchase consideration of $165.5 million in cash and $83.4 million in Orius rollover value (excluding amounts payable under put/call arrangements) plus transaction related expenses of $6.3 million exceeded the fair value of the tangible net assets acquired by $360.5 million, which is being amortized on a straight-line basis over 25 years.

         The excess purchase price over the fair value of the assets acquired has been allocated to goodwill. While the various synergies of the Orius/LISN combination are readily identifiable, the Company belies that these are not reliably measurable and, accordingly, considers these to be elements of goodwill.

           Orius Corp. and Subsidiaries (Formerly LISN Holdings, Inc.)

4. COMPUTATION OF EARNINGS PER SHARE

         Below is a reconciliation between basic and diluted earnings per share for the three and nine months ended September 30, 2000 and 1999. Currently, the Company's shares are not publicly traded.



                                                       Three Months Ended September 30,
                         ----------------------------------------------------------------------------------------
                                               2000                                         1999*
                         --------------------------------------------     ---------------------------------------
                             Income           Shares           Per          Income          Shares          Per
                           (Numerator)      (Denominator)      Share      (Numerator)     (Denominator)     Share
                         -------------      -------------      -----      -----------     -------------     -----
                                                (In Thousands, Except Per Share Amounts)
Net income                   $ 3,635                                        $ 2,590
Less: Preferred stock
    dividends and
    accretion                 (2,936)                                            --
                             -------                                        -------
Basic earnings
    per share                    699             25,890      $ 0.03           2,590             1,464     $ 1.77
                             -------             -------     =======        -------             -----     ======
Effect of dilutive
    securities:
    Contingently
      issuable shares             --                 29                          --                --
    Stock options                 --              1,087                          --                --
                             -------             ------                     -------            ------
Diluted earnings
    per share                $   699             27,006      $ 0.03         $ 2,590             1,464     $ 1.77
                             =======             ======      ======         =======             =====     ======




                                                        Nine Months Ended September 30,
                         ----------------------------------------------------------------------------------------
                                               2000                                         1999*
                         --------------------------------------------     ---------------------------------------
                             Income           Shares           Per          Income          Shares          Per
                           (Numerator)      (Denominator)      Share      (Numerator)     (Denominator)     Share
                         -------------      -------------      -----      -----------     -------------     -----
                                                (In Thousands, Except Per Share Amounts)
Net income                  $ 10,926                                        $ 8,766
Less: Preferred stock
    dividends and
    accretion                (34,288)                                            --
                            --------                                        --------
Basic and diluted
    earnings per share     $ (23,362)            25,698     $ (0.91)        $ 8,766             6,614     $ 1.33
                           =========             ======     =======         =======             =====     ======


* Since the effects of the stock options are anti-dilutive for the three and nine months ended September 30, 1999, these effects have not been included in the calculation of dilutive EPS.

** Since the effects of the stock options and earn-out contingencies are anti-dilutive for the nine months ended September 30, 2000, these effects have not been included in the calculation of dilutive EPS.

           Orius Corp. and Subsidiaries (Formerly LISN Holdings, Inc.)

5. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

         Costs and estimated earnings, and related billings on uncompleted projects at September 30, 2000 and December 31, 1999 are as follows:


                                                                 2000                  1999
                                                             -------------         -------------
Costs and estimated earnings on uncompleted contracts        $ 104,092,472         $ 107,039,766
Billings to date                                                64,392,207            82,364,332
                                                             -------------         -------------

Net costs and earnings in excess of billings                 $  39,700,265         $  24,675,434
                                                             =============         =============

Costs and estimated earnings in excess of billings           $  41,095,673         $  27,098,079
Billings in excess of costs and estimated earnings              (1,395,408)           (2,422,645)
                                                             -------------         -------------

Net costs and earnings in excess of billings                 $  39,700,265         $  24,675,434
                                                             =============         =============

6. ACQUISITIONS

         During 2000 the Company acquired Irwin Utilities of Texas Inc. ("Irwin"), Fenix Communications, Inc. ("Fenix"), Midwest Splicing and Activation, Inc. ("Midwest"), and Hattech, Inc. ("Hattech"). The total purchase consideration of $57.3 million consisting of $48.7 million cash (excluding of $2.2 million of transaction related expenses) and $8.5 million in common stock, preferred stock and junior subordinated debt exceeded the fair value of the tangible net assets acquired by $45.3 million which is being amortized on a straight-line basis over 25 years. Results of Fenix, Midwest and Hattech have been included in the consolidated results of the Company from the date of acquisition.

         Shares issued in connection with these transactions were valued using valuation models that take into account earnings multiples of comparable companies.

         The following unaudited pro forma financial information represents the unaudited pro forma results of operations as if the aforementioned acquisitions were completed on January 1, 1999. These pro forma results give effect to increased interest expense for acquisition-related debt and amortization of related goodwill. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of operations which would have been achieved had these acquisitions been completed on January 1, 1999, nor are the results indicative of the Company's future results of operations.

           Orius Corp. and Subsidiaries (Formerly LISN Holdings, Inc.)

                                                       Nine Months Ended
                                                          September 30,
                                                   ---------------------------
                                                     2000              1999
                                                   ---------         ---------
                                                         (In Thousands)

         Revenues                                  $ 566,679         $ 417,575
         Net income                                   10,306             4,132
         Earnings per share                           $ 0.40            $ 0.16


7. ACCOUNTS RECEIVABLE

         The allowance for doubtful accounts was $869,621 and $916,601 at September 30, 2000 and December 31, 1999, respectively. Included in accounts receivable at September 30, 2000 are unbilled receivables of $9,939,606 and retainage of $12,842,643.

         The balances billed but not paid by customers pursuant to retainage provisions in customer contracts will be due upon completion of the contracts, substantially all of the retention balances at September 30, 2000 are expected to be collected within next twelve months. Unbilled accounts receivable relate to the Company's unit based contracts and represent revenue the Company is entitled to based upon the units delivered as of the balance sheet date.

         Accounts receivable consist of the following:

                                            September 30,       December 31,
                                                2000                1999
                                            ------------        ------------

Contract billing                            $153,061,414        $118,459,600
Retainage                                     12,842,643           9,183,532
Other receivables                              3,472,354           2,054,329
                                            ------------        ------------
    Total                                    169,376,411         129,697,461
Less allowance for doubtful accounts             869,621             916,601
                                            ------------        ------------

    Accounts receivable, net                $168,506,790        $128,780,860



8. LONG TERM DEBT AND CAPITAL LEASES

         During the first quarter of 2000, the Company completed a private offering of $150 million of 12.75% Senior Subordinated Notes due in 2010. A portion of the proceeds from this offering was used to

           Orius Corp. and Subsidiaries (Formerly LISN Holdings, Inc.)

pay down the principal amount outstanding on Term Loan B. In September 2000, the Company registered the notes under Securities Act of 1933.

         In July 2000 the Company entered into additional borrowings of $60 million under Term Loan C of the senior credit facility, which were primarily used to pay down amounts due under the revolving credit facility. Amounts under Term Loan C, due December 15, 2007, bear interest at the greater of Bankers Trust Prime Rate or the Federal Funds Rate plus 0.50% or the Eurodollar rate, in each case plus a margin of 2.75% to 3.75%.

         The credit facility also contains affirmative and negative covenants relating to the Company's operations. The Company was in compliance with these covenants at September 30, 2000. Additionally, the Company is subject to certain working capital restrictions and is restricted from declaring or paying any dividends or making distributions on or in respect of its capital stock.

         As of September 30, 2000 and December 31, 1999, long-term debt and capital lease obligations consisted of the following:


                                                                                            2000                  1999
                                                                                        -------------         -------------
Revolving credit facility, maturing on December 15, 2004; interest rate of prime or Federal Funds Rate plus 0.50% or Eurodollar Rate, plus a margin of 0.75%
     to 2.0% or 1.75% to 3.0%, respectively, determined
     based on the most recent total debt to EBITDA ratio                                $ 15,000,000        $         --
Term Loan A, amortizing with final payment due December 15, 2004;
     interest rate of prime or Federal Funds Rate plus 0.50% or Eurodollar Rate, plus a margin of 0.75% to 2.0% or 1.75% to 3.0%, respectively,
     determined based on most recent total debt to EBITDA ratio                           70,500,000          28,531,511
Term Loan B, amortizing with final payment due December 15, 2006;
     interest rate of prime or Federal Funds Rate plus 0.50% or Eurodollar
     Rate, plus a margin of 2.5% to 3.5%                                                 156,179,112         200,000,000
Term Loan C, amortizing with final payment due December 15, 2007;
     interest rate of prime or Federal Funds Rate plus 0.50% or Eurodollar
     Rate, plus a margin of 2.75% to 3.75%                                                59,850,000                  --
Senior Subordinated Notes, interest paid semiannually with maturity on
     February 1, 2010; interest rate of 12.75%                                           150,000,000                  --
Senior Subordinated bridge loan maturing December 15, 2007; interest rate
     of LIBOR plus 6.5%                                                                           --         100,000,000


          Orius Corp. and Subsidiaries (Formerly LISN Holdings, Inc.)


                                                                                            2000                  1999
                                                                                        -------------         -------------
Junior Subordinated Notes including accrued interest of $12,994,786 and $671,505 at September 30, 2000 and December 31, 1999, respectively, maturing on the later of December 15, 2009 or the first anniversary of the date on which any debt in a high yield offerings is repaid; interest rate
     of 12%                                                                               155,276,854           134,972,505
Other debt and capital lease obligations                                                    4,573,742             3,362,350
                                                                                        -------------         -------------
          Total debt and capital lease obligations                                        611,379,708           466,866,366
Less current portion                                                                      (28,113,486)           (8,796,941)
                                                                                        -------------         -------------
          Long-term debt                                                                $ 583,266,222         $ 458,069,425
                                                                                        =============         =============


9. SECURITIES SUBJECT TO PUT AND CALL ARRANGEMENTS

         At September 30, 2000 and December 31, 1999, securities subject to put and call arrangements are as follows:


                                                                         2000                 1999
                                                                      ------------         ------------
Securities subject to put and call arrangements:
       Series B preferred stock                                       $         --         $ 39,420,000
       Redeemable common stock                                                  --           15,526,000
                                                                      ------------         ------------

                                                                      $         --         $ 54,946,000
                                                                      ============         ============


         Certain of the Orius securities were subject to put and call arrangements whereby Orius Corp. had a call and the security holders had a put. In March 2000, the Series B preferred stock and $3.6 million of the redeemable common stock were redeemed by Orius Corp. In connection with those redemptions, the Company borrowed $41.1 million from its credit facilities. The $11.9 million remainder of the redeemable common stock was redeemed by the Company in the second quarter through borrowings from its credit facilities and the issuance of junior subordinated debt and preferred stock.

10. SERIES C PARTICIPATING PREFERRED STOCK

         The Orius Series C participating preferred stock accrues dividends daily at a rate of 12% per annum based on a liquidation value of $1,000 per share and participates in any dividends paid to holders of the common stock. The Series C participating preferred stock will be redeemed on December 31, 2019 at its purchase price, plus accrued dividends and the liquidation value of the common stock into which it is convertible.

         At September 30, 2000 and December 31, 1999, the total recorded value of the Series C preferred stock has been determined based upon purchase price of $1,000 per share, accrued and unpaid dividends of $18,993,032 and $995,918, respectively, and a value per common share of $6.67 and $1.34, respectively. The purchase price of $1,000 per share and the value per common share of $1.34 were based upon the values of the preferred and common stock purchased in connection with the Orius/LISN transaction. Subsequent value per common share is adjusted quarterly based upon the Company's performance, recent

           Orius Corp. and Subsidiaries (Formerly LISN Holdings, Inc.)

transactions and comparable trading multiples for the nine months ended September 30, 2000. For the nine months ended September 30, 2000, the resulting accretion is $16,266,633. Accretion is recorded as an increased in the retained deficit and a reduction in the income available to common shareholders.

11. NOTES DUE FROM STOCKHOLDER

         In January 2000, pursuant to an employment agreement, the Company issued 188,810 shares of restricted common stock with a 5-year vesting period to its chairman and chief executive officer. These shares were purchased at fair value as determined by the Orius/LISN transaction in return for a full recourse promissory note with a term of 5 years and a stated interest rate of 6.46%. At September 30, 2000, the balance due of $252,633 is shown as a reduction in stockholders' equity.

12. PROVISIONS FOR INCOME TAX

         During the quarter ended September 30, 2000, the Company initiated certain tax planning strategies which resulted in a reduction in its 2000 estimated effective tax rate from 59% to 49%. The reduction in the annual estimated effective rate results in a 5.2% effective rate for the quarter ended September 30, 2000.

13. SEGMENTS

         Prior to the Orius/LISN transaction on December 15, 1999, the Company operated as one segment in the internal telecom service market providing engineering, furnishing and installation of network equipment and related components and maintenance services. Subsequent to the transaction and to strategically manage its business, the Company has designated an additional operating segment. The external telecom services segment provides installation, design engineering and maintenance of fiber optic, coaxial and copper cable networks for the telecom industry.

         Identifiable assets for each operating segment are as follows:

                                               As of
                                 --------------------------------
                                 September 30,       December 31,
                                     2000               1999
                                 ------------        ------------
Internal telecom services        $102,938,159        $ 91,905,511
External telecom services         205,358,446         152,597,325
                                 ------------        ------------
Total identifiable assets         308,296,605         244,502,836
Goodwill                          419,748,505         359,881,615
Corporate                           7,068,342          17,593,381
                                 ------------        ------------
Total assets                     $735,113,452        $621,977,832
                                 ============        ============

           Orius Corp. and Subsidiaries (Formerly LISN Holdings, Inc.)


                                                Three Months Ended
                                                September 30, 2000
                               -----------------------------------------------------
                                 Internal*            External*             Total
                               ------------         ------------        ------------
Revenues                       $ 82,565,319         $114,614,155        $197,179,474
Income before provision
  for income taxes             $ (1,553,790)        $  5,388,791        $  3,835,001




                                                Nine Months Ended
                                                September 30, 2000
                               -----------------------------------------------------
                                 Internal*            External*             Total
                               ------------         ------------        ------------
Revenues                       $223,807,028         $323,240,678        $547,047,706
Income before provision
   for income taxes            $  6,170,536         $ 15,253,417        $ 21,423,953

* Income before provision for income tax have been impacted by an allocation of corporate expenses based on a percentage of revenue.

14. COMMITMENTS AND CONTINGENCIES

         In the normal course of business, certain subsidiaries of the Company have pending and unasserted claims. It is the opinion of the Company's management, based on the information available at this time, that these claims will not have material adverse impact on the Company's Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

         The following discussion and analysis provides information which management believes is relevant to the assessment and understanding of the Company's consolidated financial condition and results of operations. The discussion should be read in conjunction with the consolidated financial statements and notes hereto.

         Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such forward looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in such forward looking statements, such factors include general economic and business conditions, telecom infrastructure service competition, the impact of federal regulation and changes in other laws affecting the Company.

HISTORICAL RESULTS OF OPERATIONS

         The historical financial statements presented herein compare actual results for 1999 LISN Holdings, Inc. to the consolidated Orius Corp. for the comparable periods 2000. Any analysis of revenues, cost of revenues, general and administrative expenses, etc., could be inappropriate for comparison purposes due to the significance of the LISN/Orius transaction of December 15, 1999 which is more fully discussed in Notes 1 and 3 to the interim financial statements. Accordingly, the discussion below of the Company's results of operations includes a discussion of the Company's historical results of operations and then a discussion of the Company's unaudited pro forma results of operations.

         The following table sets forth, as a percentage of revenue earned, certain items in the Company's Consolidated Statements of Operations for the periods indicated:


                                              Three Months Ended            Nine Months Ended
                                                  September 30                 September 30
                                             ----------------------        ---------------------
                                              2000           1999           2000           1999
                                             -------        -------        ------         ------
Contract revenues earned                     100.00%        100.00%        100.00%        100.00%

Expenses:
     Cost of earned revenues,
        excluding depreciation                75.24%         69.74%         72.95%         67.98%
     General and administrative                8.94%         10.09%          9.99%         15.51%
     Depreciation and amortization             4.00%          0.34%          3.96%          0.44%

            Total                             88.18%         80.17%         86.90%         83.93%

Interest expense, net                          9.95%          9.07%          9.23%          5.07%
Other income, net                             -0.08%         -0.11%         -0.05%         -0.14%
Income before taxes                            1.94%         10.86%          3.92%         11.14%
     Provision for income tax                  0.10%          4.69%          1.92%          2.57%

Net income                                     1.84%          6.17%          2.00%          8.57%



THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUE. Revenue for the period increased 369.4% or $155.2 million, from $42.0 million for the three months ended September 30, 1999 to $197.2 million for the three months ended September 30, 2000. This increase in revenue was the result of our acquisition by LISN in December 1999.

DIRECT COSTS. Direct costs increased 406.4% or $119.1 million, from $29.3 million for the three months ended September 30, 1999 to $148.4 million for the three months ended September 30, 2000. This increase is directly related to the increase in revenue as a result of our acquisition by LISN. In addition direct costs have increased due to major additions to LISN's labor force.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 316.0% or $13.4 million; from $4.2 million for the three months ended September 30, 1999 to $17.6 million for the period ended September 30, 2000. Increase in general and administrative expenses are related to the increase in LISN's activity as well as our acquisition by LISN.

DEPRECIATION AND AMORTIZATION. Depreciation and Amortization expenses increased 5399.3% or $7.7 million; from $.1 million for the three months ended September 30, 1999 to $7.9 million for the period ended September 30, 2000. The increase in amortization and depreciation expense is due to the acquisition and related amortization of goodwill and assets associated with the LISN acquisition and four acquisitions during the nine months ended September 30, 2000.

INTEREST EXPENSE. Interest expense increased 416.6% or $15.7 million, from $3.8 million for the three months ended September 30, 1999 to $19.5 million for the period ended September 30, 2000. This increase in interest was due to the higher levels of debt incurred under our senior credit facilities in connection with our LISN acquisition.

PROVISION FOR INCOME TAXES. For the period ended September 30, 1999 the provision for income taxes decreased 89.9% or $1.8 million, from $2.0 million for the three months ended September 30, 1999 to $.2 million for the period ended September 30, 2000. This decrease is due to the Company's implementation of certain tax planning strategies in the quarter ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUE. Revenue for the period increased 435.2% or $444.8 million, from $102.2 million for the nine months ended September 30, 1999 to $547.0 million for the nine months ended September 30, 2000. This increase in revenue was the result of our acquisition by LISN in December 1999.

DIRECT COSTS. Direct costs increased 474.4% or $329.6 million, from $69.5 million for the nine months ended September 30, 1999 to $399.0 million for the nine months ended September 30, 2000. The increase was primarily due to major additions to LISN's labor force. Excluding the direct costs attributable to Orius, LISN's direct cost increased $50.6 million or 173% and remained constant as a percentage of revenue.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 244.8% or $38.8 million; from $15.9 million for the nine months ended September 30, 1999 to $54.7 million for the period ended September 30, 2000. Excluding the general and administrative expenses attributable to Orius, LISN's general and administrative expenses increased $9.9 million or 162%. Excluding Orius, these amounts represent a .4% decrease as a percentage of revenue from 15.5% to 15.1%. The increase was primarily due to increased administrative staff and salaries relating to LISN's increased activity.

DEPRECIATION AND AMORTIZATION. Depreciation and Amortization expenses increased 4732.1% or $21.2 million; from $.5 million for the nine months ended September 30, 1999 to $21.7 million for the nine months ended September 30, 2000. The increase in amortization and depreciation expense is due to the acquisition and related amortization of goodwill associated with the LISN acquisition and four acquisitions during the nine months ended September 30, 2000.

INTEREST EXPENSE. Interest expense increased 896.8% or $45.2 million, from $5.0 million for the nine months ended September 30, 1999 to $50.3 million for the period ended September 30, 2000. This increase in interest was due to the higher levels of debt incurred under our senior credit facilities in connection with our LISN acquisition.

PROVISION FOR INCOME TAXES. For the period ended September 30, 1999 the provision for income taxes increased 300.3% or $7.9 million, from $2.6 million for the nine months ended September 30, 1999 to $10.5 for the period ended September 30, 2000. This increase is the result of the change in LISN's status from an S corporation to a C corporation in connection with the recapitalization of LISN in May 1999.

PRO FORMA RESULTS OF OPERATIONS

         The following table, and the period-to-period comparisons which follow, set forth unaudited pro forma financial data for the periods indicated. This pro forma financial data has been derived by the application of pro forma adjustments to our historical Consolidated Financial Statements and to each of the Companies acquired by us in 1999 and 2000. For purposes of the discussion below, we have included unaudited pro forma financial data because we believe it provides a more meaningful basis for period-to-period comparisons than the actual historical financial data. Due to the significant number of acquisitions that we have completed within the last three years, our historical financial statements are not reflective of our ongoing operations. To improve the comparability of the periods set forth below, and to assist you in better understanding the changes in our operations over these periods, we have provided this pro forma information for informational purposes only. This pro forma financial date should not be viewed as a substitute for our results of operations calculated in accordance with generally accepted accounting principles. In addition, the following pro forma financial data does not purport to represent our results of operations had these transactions occurred at the beginning of the periods presented, nor does it purport to be indicative of future results of operations.


                                                   Pro Forma Financial Results
                              Three Months Ended September 30             Nine Months Ended September 30
                          --------------------------------------      --------------------------------------
                                2000                 1999                  2000                 1999
                          ----------------      ----------------      ----------------     -----------------
                           $          %          $         %           $         %          $          %
                          -------   ------      -------   ------      -------   ------     -------   ------
                                    (In Thousands)                             (In Thousands)
STATEMENT OF
OPERATIONS DATA:
   Revenue                197,179   100.0%      166,524   100.0%      566,679   100.0%     417,575   100.0%
   Direct costs           148,367    75.2%      118,027    70.9%      411,701    72.7%     296,812    71.1%
   General and
     administrative        17,634     8.9%       15,496     9.3%       59,481    10.5%      44,706    10.7%
                          -------   ------      -------   ------      -------   ------     -------   ------
   EBITDA*                 31,178   15.9%        33,001    19.8%       95,497    16.8%      76,057    18.2%







* EBITDA is defined as net income before interest expense, net, other (income) expense, income taxes, depreciation and amortization. EBIDTA is presented because it is commonly used by certain investors and analysts to analyze a company's ability to service debt. However, EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as a measure of operating performance or to net cash provided by operating activities as a measure of liquidity.

PRO FORMA THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO PRO FORMA THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUE. Revenue increased 18.4%, or $30.7 million, from $166.5 million for the three months ended September 30, 1999 to $197.2 million for the three months ended September 30, 2000. This growth was attributable in part to a 16.8% increase in revenue from our external network services customers, which accounted for $16.8 million or 54.7% of the total increase. A general increase in demand for our services, particularly for our telecommunication customers, was offset by a deferral of projects by broadband customers associated with AT&T. Revenue from our internal network services customers increased 19.6%, which accounted for $13.8 million or 45.3% of the total increase. Growth slowed in our central office business, due to a strike at our largest customer Verizon, and was further offset by a decline in services provided by our integrated network services group.

DIRECT COSTS. Direct costs increased 25.7%, or $30.3 million, from $118.0 million for the three months ended September 30, 1999 to $148.4 million for the three months ended September 30, 2000. As a percent of revenue, direct costs increased to 75.2% from 70.9%, respectively, primarily due to increased investment in internal premise services group infrastructure in the western United States in anticipation of increased levels of activity in that region.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 13.8%, or $2.1 million, from $15.5 million for the three months ended September 30, 1999 to $17.6 million for the three months ended September 30, 2000. The increase was due to increased payroll and other expenses resulting from our growth. As a percent of revenue, the level of general and administrative expenses decreased from 9.3% for the three months ended September 30, 1999 to 8.9% for the three months ended September 30, 2000, due to changes in compensation estimated under incentive compensation arrangements.

PRO FORMA NINE MONTHS ENDED SEPTEMBER30, 2000 COMPARED TO PRO FORMA NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUE. Revenue increased 35.7%, or $149.1 million, from $566.7 for the nine months ended September 30, 1999 to $417.6 million for the nine months ended September 30, 2000. This growth was attributable in part to a 34.4% increase in revenue from our external network services customers, which accounted for

$84.8 million or 56.9% of the total increase. A milder than expected winter, improving pricing and increased activities with Competitive Local Exchange Carrier's ("CLEC's") contributed to the increase in external network services revenue. Revenue from our internal network services customers increased 37.6%, which accounted for $64.3 million, or 43.1% of the total increase. The majority of the increase was due to an increase in demand for services performed in the central office, offset by a decline in integrated premise services.

DIRECT COSTS. Direct costs increased 38.7%, or $114.9 million, from $296.8 million for the nine months ended September 30, 1999 to $411.7 million for the nine months ended September 30, 2000. The increase was the result of our increased level of business activity. As a percent of revenue, direct costs increased 1.6% to 72.7 % for the nine months ended September 30, 1999 from 71.1% for the nine months ended September 30, 2000. The reduction in productivity was mainly due to an increased investment in infrastructure to support geographical expansion in our internal services group.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses increased 33.0%, or $14.8 million, from $44.7 million for the nine months ended September 30, 1999 to $59.5 million for the nine months ended September 30, 2000. The increase was due to increased payroll and other expenses resulting from our growth. As a percent of revenue, the level of general and administrative expenses decreased from 10.7% for the nine months ended September 30, 1999 to 10.5% for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's needs for capital are attributable primarily to its needs for equipment to support customer contracts and its needs for working capital sufficient to meet general corporate purposes. In addition the Company required capital of $595 million to purchase four companies during the first nine months of fiscal 2000. These purchases were necessary to expand the Company's market share and geographic footprint. These purchases were financed by borrowings from the Company's bank credit facility. Capital expenditures have been financed by borrowings from the Company's credit line and internal cash flow. The Company's sources of cash have been from operating activities, bank borrowings, and the sale of senior subordinated notes.

         For the nine months ended September 30, 2000, net cash provided by operating activities was ($11.2) million compared to ($5.7) million for the nine months ended September 30, 1999. Revenues are the primary sources of operating cash flow. Working capital items used ($43.8) million of operating cash flow for the nine-month period ended September 30, 2000 principally through an increase in accounts receivable and other assets.

         In the nine months ended September 30, 2000, net cash used in investing activities was ($77.9) million as compared to ($2.7) million for the same period last year. For the nine months ended September 30, 2000 capital expenditures of $18.4 million were for normal purchases of new equipment, and replacement of existing equipment.

         In the nine months ended September 30, 2000, net cash provided by financing activities was $60.4 million, which was primarily attributable to the proceeds from borrowing on debt facilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         See Management's Discussion and Analysis of Financial Condition and Result of Operations in Orius' most recent annual report filed on Form S-4 Registration Statement ("Market Risk") which became effective September 14, 2000. There has been no material change in this information.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         Under its Credit Agreement dated July 5, 2000, the Company is subject to certain working capital restrictions (see Note 8). In addition, the Company is restricted from declaring or paying any dividends or making distributions on or in respect of its capital stock.


ITEM 6(a). Exhibits

Exhibit Number        Description
--------------        -----------

    27.1              Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Orius Corp.



Date:  November 14, 2000         /s/ Robert E. Agres
                                 -----------------------------------------------
                                 Robert E. Agres
                                 Senior Vice President - Chief Financial Officer
                                 (Principal Financial and Accounting Officer)