Form 10-K
period 2000-12-31
ORIUS CORP
filed 2001-04-02
CIK 1087008

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

                        Commission File Number 333-36952

                                   ORIUS CORP.
             (Exact Name of Registrant as Specified in Its Charter)

                 Florida                                    65-0894212
     -------------------------------                    -------------------
     (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)

1401 Forum Way, Ste. 400, West Palm Beach, Fl                  33401
---------------------------------------------                ---------
 (Address of Principal Executive Offices)                    (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (561) 687-8300

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      Name of Each Exchange
           Title of Each Class                         On Which Registered
           -------------------                        ---------------------

                  None                                    Not Applicable

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] (Not Applicable)

         The number of shares of Common Stock outstanding as of March 1, 2001 was 25,680,359.

================================================================================

                               Index to Form 10-K

Item 1.  Business                                                        3

Item 2.  Properties                                                      8

Item 3.  Legal Proceedings                                               9

Item 4.  Submission of Matters to a Vote of Security Holders             9

Item 5.  Market for Registrant's Common Equity and
              Related Stockholder Matters                                9

Item 6.  Selected Financial Data                                         10

Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        11

Item 7A. Quantitative and Qualitative Disclosures

         About Market Risk                                               19

Item 8.  Financial Statements and Supplementary Data                     F - 1
         Independent Auditors' Reports                                   F - 2
         Consolidated Balance Sheets                                     F - 3
         Consolidated Statements of Operations                           F - 4
         Consolidated Statements of Cash Flows                           F - 5
         Consolidated Statements of Shareholders' Equity                 F - 7
         Notes to Consolidated Financial Statements                      F - 8

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                          45

Item 10. Directors and Executive Officers of the Registrant              45

Item 11. Executive Compensation                                          48

Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                                  52

Item 13. Certain Relationships and Related Transactions                  53

Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K                                                     55

      THE FOLLOWING STATEMENT IS MADE PURSUANT TO THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS DESCRIBED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ORIUS CORP. AND SUBSIDIARIES ("ORIUS" OR THE "COMPANY") MAY MAKE CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE FORWARD-LOOKING, SUCH AS STATEMENTS REGARDING OUR FUTURE GROWTH AND PROFITABILITY, OUR COMPETITIVE STRENGTHS AND BUSINESS STRATEGIES, AND ANTICIPATED TRENDS IN THE INDUSTRIES AND ECONOMIES THAT WE SERVE. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATING TO OUR OPERATIONS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS, INCLUDING OUR SUBSTANTIAL DEBT AND SIGNIFICANT DEBT SERVICE OBLIGATIONS, RAPID TECHNOLOGICAL AND REGULATORY CHANGES IN THE INDUSTRIES WE SERVE, THE FINANCIAL RESOURCES OF OUR CUSTOMERS, OUR NUMEROUS COMPETITORS AND THE FEW BARRIERS TO ENTRY FOR POTENTIAL COMPETITORS, THE SHORT-TERM NATURE OF MANY OF OUR CONTRACTS, THE SEASONALITY AND QUARTERLY VARIATIONS WE EXPERIENCE IN OUR REVENUE, OUR UNCERTAIN REVENUE GROWTH, OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL, OUR ABILITY TO EXPAND OUR INFRASTRUCTURE AND MANAGE OUR GROWTH, OUR ABILITY TO IDENTIFY, FINANCE AND INTEGRATE ACQUISITIONS, AND THE RESTRICTIONS IMPOSED BY OUR CREDIT FACILITY, AMONG OTHERS. IF ANY OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR IF ANY OF THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM RESULTS EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US. THESE AND OTHER RISKS ARE DETAILED IN THIS ANNUAL REPORT ON FORM 10-K AND IN OTHER DOCUMENTS FILED BY US WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"), INCLUDING OUR REGISTRATION STATEMENT ON FORM S-4. WE DO NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

                                     PART I.

ITEM 1. BUSINESS

GENERAL

     Orius is a nationwide provider of technical expertise and comprehensive network services to the telecom industry. With operations in 48 states, our services include the design, engineering, deployment and maintenance of our customers' fiber optic, coaxial and copper cable telecommunications networks. We provide both internal network services, primarily within the central offices of our customers, and external network services in the field.

     In 2000, we provided service to more than 300 customers and completed more than 10,000 individual projects. We have developed relationships with many established and emerging telecommunications and broadband service providers by providing high quality, responsive and reliable service. In 2000 our telecommunications customers included Ameritech, SBC Communications, DTI, MCI Worldcom, Qwest, AT&T, Verizon, Williams Communications and Sprint. Our broadband customers included Adelphia, AT&T Broadband & Internet Services, Charter Communications, Clearsource, Comcast, Cox Communications and MediaCom. We provided integrated premise services for commercial, governmental and institutional customers such as Compaq, Dell, EDS and the World Bank. Additionally, we install telecommunications equipment from leading manufacturers such as NEC, Lucent Technologies, Cisco, Tellabs and Siemens.

BUSINESS COMBINATION

     On December 15, 1999, Orius Corp. and its subsidiaries ("Orius" or the "Company") and LISN Holdings, Inc. ("LISN") entered into a business combination in which the former shareholders of LISN acquired control of Orius. Although LISN is the acquiring corporation for accounting purposes (because former LISN shareholders acquired approximately 75% of our common equity interest) the transaction resulted in LISN becoming a wholly owned subsidiary of NATG Holdings, LLC ("NATG"), which is a wholly owned subsidiary of Orius. Accordingly, Orius is the successor to LISN. For further information see "ORIUS/LISN TRANSACTION" (Note 5) in the Notes to Consolidated Financial Statements.

BUSINESS SEGMENTS

     Orius provides a variety of services which include the design, engineering, deployment and maintenance of communications networks in commercial, institutional and governmental facilities. These services generally include the establishment and maintenance of telecom infrastructure, central office facilities, telephone systems, local and wide area networks.

INTERNAL TELECOM SERVICES

     We design and engineer systems for a broad range of equipment installations, ranging from low-end frame relays, which serve as an interface between the user and the network equipment, to advanced broadband digital cross-connect systems and digital subscriber lines ("DSLs"), and platforms, which enable high speed data and video transmission.

     Our team of over 2,000 installation technicians has extensive experience installing and maintaining a full range of central office equipment, including asynchronous and synchronous optical network multiplexers, T1 repeaters, digital loop carrier systems, data bridges, network monitoring devices, alarming systems, routers, power equipment, DSL and other equipment.

EXTERNAL TELECOM SERVICES

     We offer a variety of design and engineering capabilities as part of our external network services. We design aerial, buried and underground fiber optic, coaxial and copper cable systems for all segments of our customers' network infrastructure. We provide installation management and inspection personnel in conjunction with engineering services, or on a stand-alone basis.

     We provide a full range of deployment and maintenance services to our external network services customers. The services we provide include the splicing and installation of cable and related structures from the main distribution lines to the customer's home or business, and maintenance and removal of these facilities. Our ability to deploy telecom infrastructure is affected by weather conditions and is therefore seasonal in nature.

     For further information see "SEGMENTS" (Note 22) in the Notes to Consolidated Financial Statements.

ACQUISITION PROGRAM

     We seek out acquisition candidates that have strong historical and projected financial performance, as well as experienced management teams that will be compatible with our corporate culture and operating philosophy. In addition, we look for acquisition candidates that satisfy one or more of the following criteria:

          o the acquisition will add additional and/or complementary technical capabilities,

          o the acquisition will augment our market share or increase our range of services,

          o the composition and size of the candidate's customer base will complement our current customer base,

          o the geographic location of the candidate will enhance or expand our market area or ability to attract other acquisition candidates, and

          o the combination of the acquisition candidate with our existing operations will be synergistic.

CUSTOMERS

     We serve a diverse group of more than 300 customers, which include:

          o telecommunications services providers, such as Regional Bell Operating Companies, incumbent local exchange carriers, competitive local exchange carriers, inter exchange carrier providers and independent telephone companies,

          o broadband cable service providers and multiple system operators, and

          o    commercial, governmental, and institutional entities.

     The following table lists our top five customers, which accounted for approximately 54.0% of our pro forma revenue for the twelve months ended December 31, 2000:


                                                        % of revenue for the
                                                         twelve months ended
Name                                                      December 31, 2000
----                                                    ---------------------
Verizon (1)                                                     24.3%
AT&T  (2)                                                       13.3%
Williams Communications                                          6.2%
Charter Communications                                           5.5%
Time Warner                                                      4.7%

(1)  Includes GTE
(2) Includes all AT&T companies and related companies under common control.




CONTRACTS

     EXTERNAL NETWORK SERVICES. Our three primary types of external network services contracts include: installation contracts for specific projects; master service agreements for all specified services within a defined geographic territory; and turnkey agreements for comprehensive installation, design, engineering and maintenance services.

     We refer to contracts covering bids for particular services at specified prices as project-specific contracts. Generally, these contracts cover most installation projects with a duration of one year or longer. The majority of these contracts provide that we will furnish a specified unit of service for a specified price.

     We refer to contracts with telecom services providers to perform all work within a specific geographic area as master service agreements. Under master service agreements, project services are provided upon the execution of work orders, which will describe the work to be undertaken. Each master service agreement contemplates hundreds of individual installation and maintenance projects, generally resulting in less than $50,000 in revenue per project. These agreements generally have a term ranging from three to five years and often contain price adjustment provisions based on inflation. Under our master service agreements, our customers generally reserve the right to use their own regularly employed personnel to perform services. In addition, our customers generally retain the right to solicit competitive bids with respect to projects that exceed a specified dollar amount, generally $50,000.

     We refer to contracts covering a comprehensive spectrum of services, including the design, engineering, deployment and maintenance of telecommunications and broadband networks on a fixed unit-priced basis, as turnkey agreements. Even though these are generally long-term agreements, the pricing for our services is not necessarily fixed because these agreements often contain price adjustment provisions that are favorable to us, as well as performance and completion incentives. Because turnkey contracts are invoiced based on units of work completed at specified milestones per the contracts' terms, these agreements require substantial working capital and equipment, which historically have been partially funded by customer prepayments.

     Our contracts for external network services are awarded on a competitive basis, a negotiated basis, or a combination of the two depending on the nature of the contract and the customer. Our external network services contracts are generally terminable upon 90 days' notice or less.

     INTERNAL NETWORK SERVICES. We generally provide central office services on a project-by-project basis. Each of these projects generates average revenue of approximately $20,000 and requires two weeks to three months to complete, with the majority completed in less than a month.

     Regional Bell Operating companies are our primary customers for central office services. We typically secure two or three-year, fixed price agreements with the Regional Bell Operating Companies, who generally establish non-binding contracts with only "preferred" vendors. We refer to these contracts as turf contracts, under which a majority of the work performed is for specified services within a defined geographic region and typically relate to the maintenance and upgrade of systems. We have achieved preferred status with many of our customers, including Verizon, Ameritech, and SBC Communications. These non-binding contracts outline the payment terms and pricing parameters for various types of projects. Although these contracts do not stipulate a minimum amount of work to be designated to a vendor during the term of the contract, preferred provider status does act as a barrier to entry, allowing preferred providers to perform their services at their maximum service capacity. Regional Bell Operating companies such as Verizon typically limit their number of preferred vendors to between three and six vendors per region.

     We generally provide our integrated premise services on a project-by-project basis for a fixed fee and recognize revenue on a percentage of completion basis as our costs are incurred. Each of these projects generates average revenue of approximately $15,000 and generally requires one week to 30 days to complete. These contracts are generally billed upon project completion. We also provide our integrated premise services under maintenance agreements, under which we agree to furnish a specified unit of service for a specified price and bill our customers based on the services performed.

BACKLOG

     We define our backlog as the uncompleted portion of services to be performed under project specific contracts and the estimated value of future services that we expect to provide under master service agreements and other contracts. As of December 31, 2000, our backlog was approximately $675 million. Of that amount, approximately $490 million was for work scheduled to be performed in 2001 and approximately $169 million is for work scheduled to be performed in 2002, with the remainder to be performed in 2003. All our backlog can be canceled at any time upon the notice provided in our agreements without penalty except, in some cases, for the recovery of our actual committed costs and profit on work performed up to the date of cancellation. We are unable to provide comparable backlog information for periods prior to the fiscal year end of 2000 since certain of our subsidiaries did not maintain any consistent information on contract backlog prior to their acquisition by us.

     Under our master service agreements and certain maintenance contracts, our customers do not commit to the volume of services to be purchased. Rather, these contractual provisions commit us to perform these services if requested by the customer and commit the customer to obtain these services from us if they are not performed internally. Many of the contracts are multi-year contracts and we include revenues from all the services projected to be performed over the life of the contract in our backlog based upon our historical relationships with our customers and experience in these types of contracts.

SALES AND MARKETING

     Our sales and marketing efforts are focused on increasing the value of comprehensive services provided to existing customers, actively cross-marketing additional services to our existing customer base and developing new customer relationships. These efforts are primarily the responsibility of regional management, supplemented by our executive management team with respect to national accounts. Regional management at each of our operating divisions has been responsible for developing and maintaining successful long-term relationships with customers, which helps facilitate our repeat business and generates cross-marketing opportunities.

     We currently have a sales and marketing integration team, comprised of our executive management and senior management of our subsidiaries working to maximize our sales and marketing opportunities. This team identifies logical cross-selling opportunities, develops procedures for joint-bidding and for delivering sales opportunities to the business unit best positioned to respond to the customer's requirements.

     Many of our customers or prospective customers have a qualification procedure for becoming an approved vendor based upon the satisfaction of particular performance and safety standards set by the customer. These customers often maintain a list of vendors meeting their standards and award contracts for individual jobs only to vendors which meet their standards. This customers approval process has been expedited by LISN's achievement in September 1998 of ISO 9002 certification. We strive to maintain our status as a preferred and qualified vendor to these customers.

QUALITY ASSURANCE, SAFETY AND RISK MANAGEMENT

     We have a quality control program that includes defined objectives, goal setting and performance monitoring on a regular basis. We also independently review customer satisfaction and take action to resolve deficiencies on a timely basis. Our Director of Quality Assurance is fully responsible for our quality assurance program.

     We are also committed to ensuring that our employees perform their work in a safe environment. We regularly communicate with our employees to promote safety and to instill safe work habits. We have dedicated risk managers at our operating divisions who review all accidents and claims, examine trends and implement changes in procedures or communications to address any safety issues. We also have a dedicated risk manager at our corporate headquarters who monitors the risk management programs at our subsidiaries and establishes overall corporate risk management objectives and standards.

EMPLOYEES

     As of December 31, 2000, we had approximately 6,000 employees, approximately 13% of whom were salaried, approximately 84% of whom were paid on an hourly basis and approximately 3% of whom were paid on a production basis. As of December 31, 2000, approximately 17% of our employees were affiliated with unions. We maintain a core of technical and managerial personnel from which we draw to supervise all projects. As the need arises, we also subcontract with independent contractors to supply additional resources to complete specific projects. We consider relations with our employees to be good.

COMPETITION

     The network infrastructure services industry is highly fragmented. We believe that the five largest public companies in the industry and Orius accounted for less than 9% of the total market for network infrastructure services in 2000, with Orius accounting for approximately 1%. The industry consists of a small number of large companies with a national presence and hundreds of smaller local and regional companies that generally have more limited service capabilities and geographic coverage. The network infrastructure industry is highly competitive, requiring substantial capital resources and skilled and experienced personnel.

     Some of our larger competitors may have greater financial, technical and marketing resources than we do. Although there are relatively few barriers to entry into the markets in which we operate, our combination of capital resources, access to technical expertise and customer relationships are a competitive advantage for us. We may also face competition from the in-house service organizations of our existing or prospective customers which often employ personnel who perform some of the same types of services as those provided by us. Although a significant portion of these services is currently outsourced, we cannot assure you that our existing or prospective customers will continue to outsource service requirements for installation, design, engineering and maintenance services in the future.

     We believe that the principal competitive factors in the network infrastructure industry include quality of service, technical expertise, reputation, availability of skilled technical personnel, price, geographic presence, breadth of service offerings, adherence to industry standards and financial stability. We believe that we compete favorably within our industry on the basis of these factors.

ENVIRONMENTAL MATTERS

     Our facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements, including those relating to discharges of substances to the air, water and land, the handling, storage and disposal of wastes and the cleanup of properties affected by pollutants. We do not currently anticipate any material adverse effect on our business or financial condition as a result of our efforts to comply with such requirements.

     In the future, federal, state, local or foreign governments could enact new or more stringent laws or issue new or more stringent regulations concerning environmental and worker health and safety matters that could effect our operations. Also, in the future, contamination may be found to exist at our facilities or off-site locations. We could be held liable for any newly-discovered contamination. It is possible that changes in environmental and worker health and safety requirements or liabilities from newly-discovered contamination could have a material effect on our business.

EQUIPMENT

     We operate a fleet of owned and leased trucks and trailers, support vehicles and specialty installation equipment, such as backhoes, excavators, trenchers, generators, boring machines, cranes, wire pullers and tensioners. The total size of the fleet, including trucks and equipment, is approximately 4,500 units. We believe that this fleet is generally well-maintained and adequate for our present operations.

ITEM 2. PROPERTIES

     Our corporate headquarters is located in a leased space in West Palm Beach, Florida. All of our operating facilities are leased with the exception of the headquarters for Schatz Underground Cable in Villa Ridge, Missouri, which includes a training, warehouse and distribution, facility, the Schatz Underground regional office in Kansas City, Missouri, the LISN headquarters in Amherst, Ohio and LISN's training and regional office in Lorain, Ohio. Our operating divisions typically lease various field offices, equipment yards, shop facilities and temporary storage locations. We believe that our facilities are generally adequate for our needs. We do not anticipate difficulty in replacing any facilities or securing additional facilities, if needed. All of our owned properties and our leases are pledged to secure repayment of the senior credit facilities.

     We have entered into leases for properties with annual rental payments equal to $6.7 million and have terms ranging from month-to-month to five years. None of the individual leases is material to our operations.

ITEM 3. LEGAL PROCEEDINGS

     We occasionally are a party to legal proceedings incidental to our ordinary business operations. At present, we are not a party to any pending legal proceedings that we believe could have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock is not publicly traded. As of March 1, 2001 we had approximately 122 shareholders of record of our Series C preferred stock and our common stock.

     The payment of dividends by us to holders of our common stock is currently prohibited by our senior credit facility and is restricted by our indenture relating to the senior subordinated notes. We currently intend to retain any future earnings to finance the growth and development of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

     Orius acquired Irwin Utilities of Texas, Inc. in January 2000, Fenix Communications, Inc. and Midwest Splicing & Activation, Inc. in April 2000 and Hattech, Inc. in May 2000. As partial consideration for the purchase of these companies, Orius issued the former owners shares of its common stock, Series C preferred stock and junior subordinated notes in the amounts set forth below. These issuances were exempt from registration under Section 4(2) of the Securities Act as transactions not involving a public offering.

     During 2000, Orius sold the following securities that were not registered under the Securities Act of 1933, as amended. No underwriting discounts or commissions were paid in connection with any of these sales.


                             Shares of        Shares of    Principal Amount of
                               Common         Series C     Junior Subordinated
Acquisition                    Stock          Preferred          Notes
-----------                  ---------        ---------    --------------------
Irwin                           26,905          2,129           $1,471,244
Fenix                          114,347            905           $  625,279
Midwest Splicing                16,313            932           $  735,937
Hattech                         33,685          2,087           $1,669,862

     During 2000, Orius issued options to purchase an aggregate of 979,160 shares of its common stock to its employees in reliance on Rule 701 under the Securities Act.

     During 2000, Orius issued 189,797 shares of its common stock and 1,283 shares of its Series C preferred stock to its employees upon the exercise of outstanding options in reliance on Rule 701 under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

     The selected historical data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2000, are derived from our consolidated financial statements.

     In connection with our acquisition of LISN in December 1999, LISN's former shareholders acquired control of Orius. As a result, LISN has been treated as the acquiring corporation for accounting purposes even though it became our subsidiary in the acquisition. Therefore, LISN is our corporate predecessor for accounting purposes and its historical financial statements are deemed to be our historical financial statements. The selected historical financial data should be read in conjunction with the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and related notes of Orius Corp. (formerly known as LISN Holdings, Inc.).


                                                                           Year Ended December 31,
                                                                                 (in thousands)
                                                   -----------------------------------------------------------------------------
                                                      2000            1999             1998             1997             1996
                                                   ---------        ---------        ---------        ---------        ---------
Statement of Operations Data:
     Revenues                                      $ 735,153        $ 167,018        $  76,371        $  40,226        $  20,512
     Expenses:
       Direct costs                                  538,636          118,539           52,659           29,691           15,425
       General and administrative                     73,004           20,577           10,627            6,063            3,688
       Depreciation and amortization                  29,713            1,358              383              179              145
                                                   ---------        ---------        ---------        ---------        ---------
            Total operating expenses                 641,353          140,474           63,669           35,933           19,258
     Income from operations                           93,800           26,544           12,702            4,293            1,254
     Other expense (income):
       Interest expense, net                          69,260           11,149              450              178              139
       Other expense (income)                           (200)             362              (14)             (53)               8
                                                   ---------        ---------        ---------        ---------        ---------
     Income before provision for income taxes         24,740           15,033           12,266            4,168            1,107
     Provision for income taxes                       15,131            4,937               --               --               --
                                                   ---------        ---------        ---------        ---------        ---------
     Net income before extraordinary charge        $   9,609        $  10,096        $  12,266        $   4,168        $   1,107
                                                   =========        =========        =========        =========        =========

     Net income (loss) applicable to common
       shareholders                                $ (29,010)       $ (71,087)       $  12,266        $   4,168        $   1,107
                                                   =========        =========        =========        =========        =========

Other Data:
     Gross profit (1)                              $ 196,517        $  48,479        $  23,712        $  10,535        $   5,087
     Gross margin percentage                            26.7%            29.0%            31.0%            26.2%            24.8%
     Capital expenditures                             21,895            4,015            1,924            1,039              189

Balance Sheet Data:
     Working capital                               $ 129,813        $ 112,119        $  15,906        $   5,137        $   2,404
     Goodwill, net                                   435,576          359,882               --               --               --
     Total assets                                    739,772          621,978           28,599           16,043            7,175
     Total debt                                      609,500          466,866            1,182            3,071            1,678
     Preferred stock                                 249,078          199,019               --               --               --
     Total shareholders' equity
       (net capital deficit)                        (214,434)        (186,850)          18,248            7,141               11


------------------

(1)  Gross profit is computed as revenues less direct costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We derive our revenues from two reportable segments. Our internal segment generates revenue by designing, engineering, installing equipment for and maintaining central offices and by providing premise-wiring services to various customers. Our external segment derives revenues by providing a variety of design and engineering services, and installation of cable and related structures.

     The following discussion and analysis provides information which management believes is relevant to the assessment and understanding of the Company's consolidated financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements and notes hereto.

HISTORICAL RESULTS OF OPERATIONS

     The historical financial statements presented compare actual results for Orius Corp. (formerly LISN) during 2000 to the consolidated results of Orius Corp. (formerly LISN) for the comparable period in 1999 and LISN in 1998. Any analysis of revenues, cost of revenues, general and administrative expenses, etc., between 2000 and 1999, could be inappropriate for comparison purposes due to the significance of the LISN/Orius transaction of December 15, 1999 which is more fully discussed in Notes 1 and 5 to the Consolidated Financial Statements. Accordingly, the discussion below of the Company's results of operations includes a discussion of the Company's historical results of operations and then a discussion of the Company's unaudited pro forma results of operations.

     The following table sets forth, as a percentage of revenue earned, certain items in the Company's Consolidated Statements of Operations for the twelve months ended December 31, 2000, 1999 and 1998:




                                                                     Year Ended December 31,
                                                                      (dollars in millions)
                                               ---------------------------------------------------------------------
                                                        2000                    1999                  1998
                                               ---------------------    --------------------    --------------------
Revenues                                       $  735.1       100.0%    $  167.0      100.0%    $  76.4      100.0%
Expenses:
     Direct costs                                 538.6        73.3%       118.5       71.0%       52.7       69.0%
     General and administrative                    73.0         9.9%        20.6       12.3%       10.6       13.9%
     Depreciation and amortization                 29.7         4.0%         1.4        0.8%        0.4        0.5%
                                               --------       -----     --------      -----     -------      -----
        Total operating expenses                  641.3        87.2%       140.5       84.1%       63.7       83.4%
                                               --------       -----     --------      -----     -------      -----
Income from operations                             93.8        12.8%        26.5       15.9%       12.7       16.6%
Other expense (income):
     Interest expense                              69.3         9.4%        11.1        6.6%        0.4        0.5%
     Other                                         (0.2)         --          0.4        0.2%         --         --
                                               --------       -----     --------      -----     -------      -----
        Total other expenses                       69.1         9.4%        11.5        6.9%        0.4        0.5%
Income before provision for income taxes
     and extraordinary charge                      24.7         3.4%        15.0        9.0%       12.3       16.1%
Provision for income taxes                         15.1         2.1%         4.9        2.9%         --         --
                                               --------       -----     --------      -----     -------      -----
Income before extraordinary charge                  9.6         1.3%        10.1        6.0%       12.3       16.1%
Extraordinary charge for debt retirement,
     net of tax benefit of $897,000                  --          --          1.4        0.8%         --         --
                                               --------       -----     --------      -----     -------      -----
Net income as reported                         $    9.6         1.3%    $    8.7        5.2%    $  12.3       16.1%
                                               ========                 ========                =======


YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

REVENUE. Revenue increased 340.2% for the twelve months ended December 31, 2000 compared to the twelve months ended December 31, 1999. This increase in revenue was the result of our acquisition by LISN in December 1999.

DIRECT COSTS. Direct costs increased 354.5% for the twelve months ended December 31, 2000 compared to the twelve months ended December 31, 1999. This increase is directly related to the increase in revenue as a result of our acquisition by LISN and represents a 2.3% increase in cost as a percentage of revenue from 71.0% for the year ended December 31, 1999 to 73.3% for the year ended December 31, 2000. The majority of the increase was due to expenditures associated with geographic and customer expansion in the internal segment.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 254.4% for the twelve months ended December 31, 2000 compared to the twelve months ended December 31, 1999. The increase in general and administrative expenses are related to our acquisition by LISN.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased 2,021.4% for the twelve months ended December 31, 2000 compared to the twelve months ended December 31, 1999. The increase in depreciation and amortization expense is due to the acquisition and related amortization of goodwill and assets associated with our acquisition by LISN.

INTEREST EXPENSE. Interest expense increased 524.3% for the twelve months ended December 31, 2000 compared to the twelve months ended December 31, 1999. This increase in interest was due to the higher levels of debt incurred under our senior credit facilities in connection with our acquisition by LISN.

PROVISION FOR INCOME TAXES. For the period ended December 31, 2000, the provision for income taxes increased 208.2% compared to the twelve months ended December 31, 1999. This increase is due to the increase in the Company's revenue over the prior period. The effective tax rate increased from approximately 32.7% to 61.2% due to the high level of non-deductible goodwill associated with 2000 and prior acquisitions.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUE. Revenue increased 118.6%, for the twelve months ended December 31, 1999 compared to the twelve months ended December 31, 1998. This increase was due primarily from increased revenue from central office services performed for Verizon in both existing and new geographic markets.

DIRECT COSTS. Direct costs increased 124.9%, for the twelve months ended December 31, 1999 compared to the twelve months ended December 31, 1998. The increase was the result of an increase in our labor force due to our increased level of activity, and represents a 2.1% increase in direct costs as a percentage of revenue from 68.9% for the year ended December 31, 1998 to 71.0% for the year ended December 31, 1999. This increase is attributable to an increased use of subcontractors necessary to achieve revenue growth and a one-time bonus paid to installers and engineers in connection with the recapitalization of LISN in May 1999.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 94.3%, for the twelve months ended December 31, 1999 compared to the twelve months ended December 31, 1998. The increase in general and administrative expenses was due primarily to a one-time bonus paid to LISN's administrative employees in connection with the recapitalization of LISN in May 1999.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased 250.0%, for the twelve months ended December 31, 1999 compared to the twelve months ended December 31, 1998. This increase was primarily due to the amortization of finance costs in connection with the recapitalization of LISN in May 1999 and the amortization of goodwill in connection with the LISN acquisition.

INTEREST EXPENSE. Interest expense increased 2,675.0% for the twelve months ended December 31, 1999 compared to the twelve months ended December 31, 1998. This increase was due to higher levels of debt incurred in connection with the recapitalization of LISN in May 1999.

PROVISIONS FOR INCOME TAXES. The provision for income taxes in the twelve months ended December 31, 1999, reflected an effective tax rate of 32.7% for federal, state and local taxes for the year ended. This change is the result of the change in LISN's status from an S corporation to a C corporation in connection with the recapitalization of LISN in May 1999. As an S corporation, LISN was generally not subject to federal income tax at the corporate level.

PRO FORMA RESULTS OF OPERATIONS

     The following table, and the period-to-period comparisons which follow, set forth unaudited pro forma financial data for the periods indicated. This pro forma financial data has been derived by the application of pro forma adjustments to our historical Consolidated Financial Statements and to each of the companies acquired by us in 1998, 1999 and 2000. For purposes of the discussion below, we have included unaudited pro forma financial data because we believe it provides a more meaningful basis for period-to-period comparisons than the actual historical financial data. Due to the significant number of acquisitions that we have completed within the last three years, our historical financial statements are not reflective of our ongoing operations.

     To improve the comparability of the periods set forth below, and to assist you in better understanding the changes in our operations over these periods, we have provided this pro forma information for informational purposes only. This pro forma financial data should not be viewed as a substitute for our results of operations calculated in accordance with generally accepted accounting principles. The pro forma financial information presented also includes the results of Quality Metal Works, Inc. ("QMW"). A definitive agreement to purchase substantially all the assets of QMW was executed as of December 19, 2000. The purchase of QMW was closed in January 2001. In addition, the following pro forma financial data does not purport to represent our actual results of operations as these transactions did not occur at the beginning of the periods presented, nor does it purport to be indicative of future results of operations.



                                    Pro Forma Financial Results
                                 Twelve Months Ended December 31,
                           ---------------------------------------------
                                            (unaudited)
                                   2000                      1999
                           -------------------       -------------------
                              $           %             $           %
                           ---------     -----       ---------     -----
                                        (dollars in thousands)
Statement of
Operations Data:
   Consolidated:
   Revenue                 $ 781,611     100.0%      $ 603,144     100.0%
       External              438,796      56.1%        350,890      58.2%
       Internal              342,815      43.9%        252,254      41.8%

   Direct costs              566,631      72.5%        432,234      71.7%

   General and
     administrative           81,847      10.5%         62,194      10.3%
                           ---------     -----       ---------     -----
   EBITDA*                   133,133      17.0%        108,716      18.0%
   Depreciation
     and amortization         30,946       4.0%         30,946       5.1%
   Operating income          102,187      13.1%         77,770      12.9%
   Interest expense,net       70,943       9.1%         70,943      11.8%
                           ---------     -----       ---------     -----
   Earnings before tax     $  31,244       4.0%      $   6,827       1.1%

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

PRO FORMA TWELVE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO PRO FORMA TWELVE MONTHS ENDED DECEMBER 31, 1999

REVENUE. Revenue increased 29.6% for the twelve months ended December 31, 2000 compared to the twelve months ended December 31, 1999. This growth was attributable in part to a 35.9% increase in the internal services segment revenues, and accounted for 50.8% of the total increase. The growth was driven by strong central office services, offset by a slight decline in integrated premise services. Revenue from our external services segment increased 25.0% driven by strong demand from our telecommunications customers, offset somewhat by moderate growth in services to our broadband customers.

DIRECT COSTS. Direct costs increased 31.1% for the twelve months ended December 31, 2000 compared to the prior year, due to increased levels of activity associated with our expanded revenue base. Direct costs as a percent of revenues increased 0.8% from 71.7% to 72.5% for the year ended December 31, 1999 and 2000 respectively. The majority of the increase was due to expenditures associated with geographic and customer expansion in the internal segment.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 31.6% for the twelve months ended December 31, 2000 over the twelve months ended December 31, 1999. The increase was due to increased payroll and other expenses resulting from our growth. As a percent of revenue, the level of general and administrative expenses increased 0.2% from 10.3% for the twelve months ended December 31, 1999 to 10.5% for the twelve months ended December 31, 2000.

DEPRECIATION AND AMORTIZATION. As a percent of revenue, depreciation and amortization expense was 4.0% and 5.1% for the years ended December 31, 2000 and 1999, respectively, based on normalized levels at December 31, 2000.

INTEREST EXPENSE. As a percent of revenue, interest expense was 9.1% and 11.8% for the years ended December 31, 2000 and 1999, respectively, based on normalized levels at December 31, 2000.

SEASONALITY; FLUCTUATIONS OF QUARTERLY RESULTS

     Our operations are seasonal, generally resulting in reduced revenues and profits during the first and fourth quarters relative to other quarters. Factors affecting the seasonality of our business are holiday season shut-downs, adverse weather conditions and year-end budgetary spending patterns of our customers. Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's needs for capital are attributable primarily to its needs for equipment to support customer contracts and its needs for working capital sufficient to meet general corporate purposes. In addition, the Company required capital of $62.3 million to purchase four companies, including a $3.8 million purchase price adjustment related to a former acquisition during fiscal 2000. These purchases were necessary to expand the Company's market share and geographic distribution. These purchases were financed primarily by borrowings from the Company's bank credit facility. Capital expenditures have been financed by borrowings from the Company's credit line and internal cash flow. The Company's sources of cash have been from operating activities, bank borrowings, and the sale of senior subordinated notes.

     For the twelve months ended December 31, 2000, net cash provided by operating activities was $5.0 million compared to $13.8 million for the twelve months ended December 31, 1999. Revenues are the primary sources of operating cash flow. Working capital items used $34.9 million of operating cash flow for the twelve-month period ended December 31, 2000 principally due to an increase in accounts receivable and other assets.

     In the twelve months ended December 31, 2000, net cash used in investing activities was $84.2 million as compared to $170.3 million for the same period last year. This increase in the use of cash was primarily due to the Orius/LISN transaction in December 1999.

     In the twelve months ended December 31, 2000, net cash provided by financing activities was $50.7 million compared to $182.3 million in 1999. These amounts were primarily attributable to the proceeds from borrowings on debt facilities, which was primarily attributable to the proceeds from borrowing on debt facilities.

     Our capital expenditures for 2000 were approximately $21.9 million as compared to $4.0 million in 1999. The increase was due to our acquisition by LISN in December 1999. Our capital expenditures for 2000 included an upgrade to our management information system and for additions to vehicles and equipment. We expect capital expenditures to be approximately $25.0 million in 2001.

     As of December 31, 2000, there was $296.5 million in outstanding indebtedness under the senior credit facility (excluding $4.9 million of standby letters of credit) and $90 million available under the revolving credit facility for working capital and for acquisitions. As of December 31, 1999 there was $228.5 million outstanding indebtedness under the senior credit facility (excluding $46.5 million of letters of credit and $9.3 million of standby letters of credit). This included $40.7 million available under the revolving credit facility for working capital and other corporate purposes and $75.0 million for acquisitions. No more than $100 million in aggregate could have been borrowed under the revolving credit facility.

     Our senior credit facility and the indenture governing the notes contain numerous restrictive covenants, including, among other things, covenants that limit our ability to borrow money, make capital expenditures, use assets as security in other transactions, pay dividends, incur contingent obligations, sell assets and enter into leases and transactions with affiliates. For a description of our credit facility, see Note 13 to the Consolidated Financial Statements.

     We expect that our principal sources of liquidity will be from cash flow from operations and borrowings under our senior credit facility. We believe that these funds will be sufficient to meet our needs for the next twelve months. However, should our cash flows from operations not meet our expectations, we may violate one or more of the covenants contained in our credit agreement. In such event, we intend to seek a waiver of such covenants. No assurance can be given that we will be able to obtain a waiver. Our principal uses of liquidity will be to meet our debt service obligations, provide working capital availability, finance our capital expenditures and partially fund future acquisitions. See
Note 13 to the Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138, which deferred the effective date of SFAS No. 133 until January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are included each period in current earnings or other comprehensive income, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivate's gains and losses to offset related results on the hedged item in the income statement. The adoption of SFAS No. 133 is not expected to have a material effect on our results of operations, financial position and cash flows.

RISK FACTORS

     The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not presently know about or that we currently believe are immaterial may also inadvertently impact our business operations. If any of the following risks actually occur, our business, financial condition or results of operations will likely suffer.

WE HAVE EXPERIENCED RAPID GROWTH WITHIN THE PAST THREE YEARS, HAVING ACQUIRED NUMEROUS BUSINESSES AND HAVING EXPERIENCED SIGNIFICANT ORGANIC GROWTH. IF WE ARE UNABLE TO MANAGE THIS GROWTH, OUR PROFITABILITY WILL BE REDUCED.

     The growth of our business through acquisitions and organic growth at our existing operations within the past three years has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. As part of our growth strategy, we expect to pursue additional acquisitions in the future. If we are unable to manage our growth, our profitability will be reduced. To manage any future growth, we must continue to implement and improve our operational and financial systems, and must expand, train and manage our expanded employee base. For example, we had 6,000 employees at December 31, 2000, compared to 4,422 employees at December 31, 1999. We may encounter unexpected difficulties in managing the expansion of our operations, and our systems, products and controls may be inadequate to support our expanded operations. Any inability to manage growth effectively could reduce our profitability.

IF WE ARE UNABLE TO ENHANCE OUR SERVICE OFFERINGS TO KEEP PACE WITH TECHNOLOGICAL CHANGES, INCLUDING THE INCREASED DEMAND FOR WIRELESS TECHNOLOGY, DEMAND FOR OUR SERVICES WOULD BE REDUCED.

     New technologies could reduce the need for installation, repair and replacement of wireline services, which could reduce the demand for our services. The telecom industry is subject to rapid changes in technology. Wireline systems used for the transmission of video, voice and data are subject to potential displacement by various technologies, including wireless technologies. We do not currently design, install or repair wireless networks, although we intend to expand our service offerings to include these services in the future. We may not be successful in developing or marketing our services to wireless network operators. If we do not successfully respond to the technological advances and competitively address the needs of a changing marketplace, the demand for our services will be reduced. In addition, our customers may develop new technologies that allow users to receive enhanced services without a significant upgrade of their existing telecommunications and broadband networks.

WE EXPECT OUR QUARTERLY RESULTS TO FLUCTUATE.

     Quarterly variations in our revenues and net income result from many factors, including:

          o variations in the margins of projects performed during any particular quarter;

          o    the timing and magnitude of acquisitions;

          o    the timing and volume of work under new agreements;

          o    the spending patterns of customers;

          o    the termination of existing agreements;

          o    costs we incur to support growth internally or otherwise;

          o    the change in mix of our customers, contracts and business;

          o    fluctuations in construction and design costs; and

          o    regional and general economic conditions.

     Due to these factors, quarterly revenues, expenses and results of operations could vary significantly in the future. You should take these factors into account when evaluating past periods, and, because of the potential variability due to these factors, you should not rely upon results of past periods as an indication of our future performance. In addition, the long-term viability of our business could be negatively impacted if there were a downward trend in these factors.

OUR BUSINESS IS SEASONAL, EXPOSING US TO REDUCED REVENUE IN THE FIRST AND FOURTH QUARTERS OF EACH YEAR.

     Our revenue and net income in the first quarter and the fourth quarter have in the past been, and may in the future be, reduced by adverse holiday season shutdowns, weather conditions and the year-end budgetary spending patterns of our customers. We believe these variations are partly due to the fact that the budgetary years of our customers end in December and their new budgets may not be in place until well into the first quarter. We believe our customers sometimes delay their work orders until their budgets are in place. The onset of winter also affects our ability to render certain network services that must be performed outdoors.

IF WE WERE TO LOSE VERIZON AS A CUSTOMER, OUR REVENUE WOULD DECREASE SUBSTANTIALLY.

     Our revenue from Verizon represented approximately 24% of our pro forma revenue for the year ended December 31, 2000 and 20% of our pro forma revenue for 1999. In recent months, our revenue from Verizon has increased in both absolute terms and as a percentage of our revenue and this trend may continue for the foreseeable future. The loss of Verizon as a customer or a significant decline in its demand for our services would substantially reduce our revenue. Many of our contracts with Verizon do not guarantee us a particular amount of work, therefore, despite the long-term nature of some of these contracts, they do not provide us with the security that a typical long-term contract might.

ALL OF OUR CUSTOMER CONTRACTS CAN BE CANCELED ON SHORT NOTICE AND OUR CUSTOMERS HAVE NO OBLIGATION TO REQUEST OUR SERVICES.

     All of our customer contracts are cancelable upon 90 days' notice or less without penalty, except, in some cases, for the recovery of our actual committed costs and profit on work performed up to the date of cancellation. Accordingly, our future revenues may not approximate our historical performance. In addition, because all of our customer contracts are cancelable, our backlog, which was approximately $675 million as of December 31, 2000, is not necessarily indicative of our future revenue. If any canceled contracts are not replaced with contracts from other customers, or if we do not receive orders under our master service agreements, our revenue would decrease.


     Under our master service agreements, our customers have no obligation to undertake any installation projects or other work with us. Therefore, despite the long-term nature of these master service agreements, they do not give us the security that typical long-term contracts may provide. Similarly, under our other maintenance agreements, our customers do not generally guarantee us a particular amount of work.


IF WE ARE UNABLE TO IDENTIFY AND ATTRACT ACQUISITION CANDIDATES AND TO OBTAIN FINANCING FOR FUTURE ACQUISITIONS, IT WOULD DISRUPT OUR GROWTH STRATEGY.

     We may not be able to continue to identify and acquire appropriate businesses on favorable terms or at all or to obtain financing for acquisitions on favorable terms, if at all. Financing our future acquisitions could also result in:

          o a likely issuance of additional shares of our capital stock, which could dilute our existing shareholders;

          o a likely increase in our indebtedness to finance the acquisitions, which could require us to agree to restrictive covenants that might limit our operational and financial flexibility;

          o using our cash, which would reduce the funds we have available for other corporate purposes; or

          o increased amortization expense from goodwill and other intangibles related to acquisitions, which would decrease our net income.

     In addition, we are required to obtain the consent of our senior lenders for acquisitions that exceed minimum levels of cash consideration and the aggregate amount we can borrow under the senior credit facilities to finance acquisitions is limited. Our senior lenders may not permit us to complete future acquisitions.

IF THE CURRENT GROWTH IN THE DEPLOYMENT OF NETWORKS SYSTEMS DOES NOT CONTINUE OR THE CONTINUED TREND TOWARD OUTSOURCING NETWORK SERVICES DOES NOT CONTINUE, OUR REVENUES MAY DECLINE.

     Our success is dependent on the rate of growth in the deployment of network systems and the continued trend by telecom service providers to outsource their network design, engineering, deployment and maintenance needs. If the rate of growth declines or telecom service providers elect to perform more of these network services themselves, our revenues may decline.

IF OUR CUSTOMERS DO NOT RECEIVE SUFFICIENT FINANCING, THE DEPLOYMENT OF NEW NETWORKS WILL BE DELAYED AND OUR REVENUES MAY DECLINE.

     A significant portion of our revenue is generated from telecom service providers seeking to deploy and expand their networks. Some of these customers and other potential customers are new companies with limited or no operating histories and limited financial resources. These customers must obtain significant financing to fund operations and deploy their networks. If these companies fail to receive adequate financing, particularly after we have begun working with them, our revenue and income may decline.

CONSOLIDATION WITHIN THE TELECOM INDUSTRY COULD IMPACT OUR BUSINESS BY CREATING COMPETITIVE PRESSURES THAT COULD REDUCE OUR REVENUES.

     Recently, the telecom industry has been characterized by significant consolidation activity. This consolidation may lead to a greater ability among telecommunications and broadband service providers to provide a broad range of network services, and could simplify integration and installation, which may lead to a reduction in demand for our services. Moreover, the consolidation of telecommunications and broadband service providers could have the effect of reducing the number of our current or potential customers, which could result in these customers having increased bargaining power. This potential increase in bargaining power could create competitive pressures whereby a particular customer may request our exclusivity with them in a particular market. Accordingly, we may not be able to represent those customers who wish to retain our services on an exclusive basis.

INCREASED REGULATION OF THE TELECOM INDUSTRY COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS.

     Regulation of the telecom industry is changing rapidly, with ongoing effects on our opportunities, competition and other aspects of our business. Some of our customers are subject to extensive regulation, which could adversely effect the benefits of our arrangements with them. We cannot assure you that future regulatory, judicial or legislative activities will not have a material adverse effect on us.

OUR BUSINESS MAY BE ADVERSELY IMPACTED AS A RESULT OF OUR SUBSTANTIAL LEVERAGE, WHICH REQUIRES THE USE OF A SUBSTANTIAL PORTION OF OUR EXCESS CASH FLOW AND MAY LIMIT OUR ACCESS TO ADDITIONAL CAPITAL.

     We will continue to have a significant amount of indebtedness, and we have the right to incur additional indebtedness. Our substantial indebtedness could have significant adverse consequences. For example, our indebtedness could:

          o prevent us from satisfying our obligations with respect to our outstanding indebtedness, which could lead to an event of default and an acceleration of that indebtedness;

          o increase our vulnerability to general adverse economic and industry conditions by limiting our flexibility in planning for and reacting to changes in our business and industry;

          o require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures and for other general corporate purposes;

          o limit our ability to make strategic acquisitions or take other corporate action;

          o place us at a competitive disadvantage compared to our competitors that have proportionately less debt; and

          o limit our ability to borrow additional funds and increase the cost of funds that we can borrow.

IF WE WERE REQUIRED TO WRITE OFF A SIGNIFICANT AMOUNT OF OUR GOODWILL OR TO SIGNIFICANTLY REDUCE THE PERIOD OVER WHICH WE AMORTIZE GOODWILL, IT WOULD REDUCE OUR EARNINGS AND NET WORTH, WHICH COULD CAUSE ALL OF OUR INDEBTEDNESS TO BE ACCELERATED.

     We have a significant amount of goodwill. As of December 31, 2000, we had unamortized goodwill of $435.6 million, which is currently being amortized over a 25-year period. If we were to determine that this goodwill had become impaired, meaning that the value of our business had declined, we would be required to write-off a portion of this goodwill, which would reduce our earnings and our net worth. Similarly, if we were required, due to a change in accounting policy or otherwise, to significantly reduce the period over which we amortize our goodwill, we might violate the net worth covenant in the new senior credit facility. A reduction in the amortization period would result in an increase in our amortization expense, which in turn would reduce our earnings and net worth.

DUE TO THE SIGNIFICANT NUMBER OF ACQUISITIONS THAT WE HAVE COMPLETED WITHIN THE PAST THREE YEARS, OUR HISTORICAL FINANCIAL STATEMENTS ARE GENERALLY NOT REFLECTIVE OF OUR ONGOING OPERATIONS.

     Since March 1998, we have acquired numerous companies. All of these acquisitions were accounted for using the purchase method of accounting. As a result, our historical financial statements do not include the results of operations of acquisitions prior to the date they were acquired. Due to the significant number of acquisitions that we have completed over the last three years, our historical financial statements are not reflective of our ongoing operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

     Refer to Notes 13 and 24 to the Consolidated Financial Statements for disclosures about market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          Page
                                                                          -----
Reports of Independent Accountants                                        F - 2

Consolidated Balance Sheets as of December 31, 2000 and 1999              F - 3

Consolidated Statements of Operations for the three years ended
         December 31, 2000, 1999, and 1998                                F - 4

Consolidated Statements of Cash Flows for the three years ended
         December 31, 2000, 1999, and 1998                                F - 5

Consolidated Statement of Shareholders' Equity (Net Capital Deficiency)
         for the three years ended December 31, 2000, 1999, and 1998      F - 7

Notes to Consolidated Financial Statements                                F - 8

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors
of Orius Corp.:

                  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Orius Corp. and Subsidiaries (formerly LISN Holdings, Inc., the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
March 30, 2001

           ORIUS CORP. AND SUBSIDIARIES (FORMERLY LISN HOLDINGS, INC.)

                           CONSOLIDATED BALANCE SHEETS


                                                                                            As of
                                                                              ----------------------------------
                                                                              December 31,          December 31,
                                                                                  2000                  1999
                                                                              -------------         -------------
Assets
Current assets:
     Cash and cash equivalents                                                $     200,096         $  28,664,199
     Accounts receivable, net                                                   160,935,145           128,780,860
     Costs and estimated earnings in excess of billings                          37,468,544            24,675,434
     Inventories                                                                 26,222,693            16,453,878
     Other current assets                                                         3,666,632             4,728,028
                                                                              -------------         -------------
             Total current assets                                               228,493,110           203,302,399
                                                                              -------------         -------------

Property and equipment, net                                                      60,577,606            44,399,631
Goodwill, net                                                                   435,575,984           359,881,615
Other assets                                                                     15,075,382            14,394,187
                                                                              -------------         -------------
             Total assets                                                     $ 739,722,082         $ 621,977,832
                                                                              =============         =============

Liabilities and Shareholders' Equity
Current liabilities:
     Current portion of debt and leases                                       $  16,348,530         $   8,796,941
     Accounts payable -- trade                                                   31,856,888            29,640,803
     Accrued liabilities and other                                               50,475,099            41,291,708
     Payable to shareholder                                                              --            11,454,413
                                                                              -------------         -------------
             Total current liabilities                                           98,680,517            91,183,865
                                                                              -------------         -------------

Long-term debt and leases                                                       593,151,919           458,069,425
Deferred tax liability                                                           13,245,147             5,609,352
                                                                              -------------         -------------
                                                                                705,077,583           554,862,642
                                                                              -------------         -------------
Commitments and contingencies (Note 23)                                                  --                    --
Securities subject to put and call arrangements                                          --            54,946,000
Series C participating, redeemable preferred stock, 200,000,000 shares authorized, 205,770 and 194,371 issued and outstanding at
     December 31, 2000 and 1999, respectively                                   249,078,154           199,019,074

Shareholders' equity (net capital deficiency):
     Common stock $.01 par value, 200,000,000 shares authorized,
       25,891,960 and 25,025,480 issued and outstanding at
       December 31, 2000 and 1999, respectively                                     258,920               250,254
     Paid in capital                                                             35,051,100            33,365,746
     Due from shareholder                                                          (267,593)                   --
     Retained deficit                                                          (249,476,082)         (220,465,884)
                                                                              -------------         -------------
             Total shareholders' net capital deficiency                        (214,433,655)         (186,849,884)
                                                                              -------------         -------------

             Total liabilities and shareholders' net capital
                     deficiency                                               $ 739,722,082         $ 621,977,832
                                                                              =============         =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

           ORIUS CORP. AND SUBSIDIARIES (FORMERLY LISN HOLDINGS, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                   Year Ended December 31,
                                                                    ---------------------------------------------------------
                                                                        2000                  1999                  1998
                                                                    -------------         -------------         -------------
Revenues                                                            $ 735,153,167         $ 167,018,298         $  76,371,641
Expenses:
     Direct costs                                                     538,635,822           118,539,189            52,659,507
     General and administrative                                        73,004,060            20,576,668            10,626,753
     Depreciation and amortization                                     29,713,441             1,357,765               383,469
                                                                    -------------         -------------         -------------
           Total operating expenses                                   641,353,323           140,473,622            63,669,729
                                                                    -------------         -------------         -------------
           Income from operations                                      93,799,844            26,544,676            12,701,912
Other expense (income):
     Interest expense, net                                             69,259,715            11,148,761               450,595
     Other (income) expense                                              (200,025)              362,105               (14,913)
                                                                    -------------         -------------         -------------
           Total other expenses                                        69,059,690            11,510,866               435,682
                                                                    -------------         -------------         -------------
           Income before provision for income taxes and
               extraordinary charge                                    24,740,154            15,033,810            12,266,230
Provision for income taxes                                             15,131,085             4,936,866                    --
                                                                    -------------         -------------         -------------
Income before extraordinary charge                                      9,609,069            10,096,944            12,266,230
Extraordinary charge for debt retirement, net of tax benefit
     of $897,000                                                               --             1,372,239                    --
                                                                    -------------         -------------         -------------
Net income                                                          $   9,609,069         $   8,724,705         $  12,266,230
                                                                    =============         =============         =============

Pro forma net income data:
     Net income as reported                                         $   9,609,069         $   8,724,705         $  12,266,230
     Pro forma adjustment to provision for income taxes                        --             1,199,320             4,293,180
                                                                    -------------         -------------         -------------

     Pro forma net income                                           $   9,609,069         $   7,525,385         $   7,973,050
                                                                    =============         =============         =============

Net income applicable to common shareholders:
     Net income as reported                                         $   9,609,069         $   8,724,705         $  12,266,230
     Accretion and dividends on Series C participating
        redeemable preferred stock                                    (38,619,267)          (79,811,918)                   --
                                                                    -------------         -------------         -------------
Net (loss) income applicable to common shareholders                 $ (29,010,198)        $ (71,087,213)        $  12,266,230
                                                                    =============         =============         =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

           ORIUS CORP. AND SUBSIDIARIES (FORMERLY LISN HOLDINGS, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Year Ended December 31,
                                                                ---------------------------------------------------------
                                                                    2000                  1999                  1998
                                                                -------------         -------------         -------------
Cash flows from operating activities:
    Net income                                                  $   9,609,069         $   8,724,705         $  12,266,230
Adjustments to reconcile net income to net cash used for
    operating activities:
    Depreciation and amortization                                  29,713,441             1,357,765               383,469
    Extraordinary charge                                                   --             1,372,239                    --
    Deferred taxes                                                    581,927                64,100                    --
    Changes in assets and liabilities:
      Accounts receivable                                         (24,189,794)           (4,705,053)           (6,190,981)
      Costs and estimated earnings in excess of billings          (11,194,119)           (8,755,989)           (2,513,966)
      Inventories                                                  (7,129,214)              (82,260)           (1,527,110)
      Other assets                                                 (6,150,261)            2,919,324                17,677
      Accounts payable - trade                                      5,099,339             4,849,725               388,861
      Accrued liabilities                                           8,690,514             8,039,232             3,095,168
                                                                -------------         -------------         -------------
           Net cash provided by operating activities                5,030,902            13,783,788             5,919,348
                                                                -------------         -------------         -------------
Cash flows from investing activities:
    Purchases of property and equipment                           (21,894,625)           (4,015,434)           (1,923,554)
    Purchase of Orius Corp., net of cash acquired                          --          (166,130,033)                   --
    Acquisitions, net of cash acquired                            (62,331,627)                   --                    --
    Investment in other entities                                           --              (100,000)                   --
                                                                -------------         -------------         -------------
           Net cash used in investing activities                  (84,226,252)         (170,245,467)           (1,923,554)
                                                                -------------         -------------         -------------
Cash flows from financing activities:
    Amounts paid for deferred financing costs                      (8,367,831)          (12,391,361)                   --
    Decrease in overdraft                                                  --                    --              (164,525)
    Distributions paid to shareholders                            (11,454,413)           (6,141,864)           (1,160,000)
    Proceeds from notes payable - bank                            185,408,160           403,531,510                    --
    Payments of notes payable - bank                             (218,411,451)         (256,131,105)           (2,562,200)
    Proceeds from issuance of senior
         subordinated notes                                       150,000,000                    --                    --
    Issuance of junior notes                                               --               637,000                    --
    Issuance of common stock                                            4,116            67,867,196                    --
    Issuance of preferred stock                                        21,155               136,955                    --
    Investment by LISN shareholders                                        --           112,239,334                    --
    Advances from bank for construction costs                              --                    --               673,742
    Retirement of common stock                                             --          (127,410,625)                   --
    Redemption of put/call securities                             (46,468,489)                   --                    --
                                                                -------------         -------------         -------------
           Net cash provided by (used for) financing
              activities                                           50,731,247           182,337,040            (3,212,983)
                                                                -------------         -------------         -------------
Net (decrease) increase in cash                                   (28,464,103)           25,875,361               782,811
Cash at beginning of period                                        28,664,199             2,788,838             2,006,027
                                                                -------------         -------------         -------------
Cash at end of period                                           $     200,096         $  28,664,199         $   2,788,838
                                                                =============         =============         =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

           ORIUS CORP. AND SUBSIDIARIES (FORMERLY LISN HOLDINGS, INC.)


                                                                                   Year Ended December 31,
                                                                         -------------------------------------------------
                                                                           2000                1999               1998
                                                                         -----------        -----------        -----------
Supplemental information disclosures:
    Interest paid                                                        $37,708,628        $ 9,172,948        $   111,875
    Income taxes paid                                                    $11,996,986        $ 1,055,422        $        --
Non-cash activity:
    Non-cash acquisition activity                                        $11,822,811        $        --        $        --
    Deferred stock redemption                                            $        --        $ 7,885,450        $        --
    Deferred taxes resulting from conversion to C corporation            $        --        $ 4,574,200        $        --
    Exchange of common stock for junior notes                            $ 3,325,118        $58,100,000        $        --
    Exchange of common stock for preferred stock                         $ 5,152,393        $12,491,500        $        --
    Deemed dividend on preferred stock                                   $        --        $   826,042        $        --
    Transfer of junior notes and accrued interest to Orius               $        --        $62,677,993        $        --
    Exchange of Orius Corp. common stock                                 $        --        $83,421,453        $        --
    Exchange of common stock for Orius Corp. common stock                $        --        $15,260,297        $        --
    Exchange of Series A preferred stock for Orius Corp. Series C
      participating, redeemable preferred stock                          $        --        $13,525,078        $        --
    Accretion and dividends associated with Series C
      participating, redeemable preferred stock                          $38,619,267        $79,811,918        $        --



              The accompanying notes are an integral part of these
                       consolidated financial statements.

           ORIUS CORP. AND SUBSIDIARIES (FORMERLY LISN HOLDINGS, INC.)

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000



                                                                                                                    Total
                                                                                                                 Shareholders'
                                                              Common Stock                     Retained           Equity (Net
                                                     ---------------------------------         Earnings            Capital
                                                         Shares             Amount           (Deficit) (1)        Deficiency)
                                                     -------------       -------------       -------------       -------------
Balances at December 31, 1997                           11,000,000       $      11,000       $   7,130,430       $   7,141,430
    Distribution to S Corporation
      shareholders                                                                              (1,160,000)         (1,160,000)
    Net income                                                                                  12,266,230          12,266,230
                                                     -------------       -------------       -------------       -------------
Balances at December 31, 1998                           11,000,000       $      11,000       $  18,236,660       $  18,247,660
    Distribution to S Corporation
      shareholders                                                                              (6,141,864)         (6,141,864)
    Effects of recapitalization transaction:
      Retirement of common stock                        (9,514,990)             (9,515)       (127,401,110)       (127,410,625)
      Issuance of common stock                           5,055,480          67,731,151                              67,731,151
      Exchange of common stock for junior
        notes and Series A redeemable
        preferred stock                                 (5,080,050)        (52,608,384)        (17,983,116)        (70,591,500)
      Conversion to C corporation                                                               (4,577,600)         (4,577,600)
      Accretion of amounts due for redemption
        of common stock                                                                        (11,511,641)        (11,511,641)
      Proceeds from private placement of Strips              9,730             136,045                                 136,045
    Effects of December 15, 1999 transaction
      with Orius Corp.:
      Issuance of Orius common stock to LISN
        shareholders                                     9,867,780
      Investment by LISN shareholders                    7,518,040          10,101,540                              10,101,540
      Exchange of former Orius shareholder
        interests                                        6,169,490           8,254,163                               8,254,163
      Accretion associated with Series C
        participating, redeemable preferred
        stock including dividends                                                              (79,811,918)        (79,811,918)
    Net income                                                                                   8,724,705           8,724,705
                                                     -------------       -------------       -------------       -------------
Balances at December 31, 1999                           25,025,480       $  33,616,000       $(220,465,884)      $(186,849,884)
      Issuance of common stock                             866,480           1,694,020                               1,694,020
      Accretion associated with Series C
        participating, redeemable preferred
        stock including dividends                                                              (38,619,267)        (38,619,267)
      Issuance of shareholder note                                                                (267,593)           (267,593)
    Net income                                                                                   9,609,069           9,609,069
                                                     -------------       -------------       -------------       -------------
Balances at December 31, 2000                           25,891,960       $  35,310,020       $(249,743,675)      $(214,433,655)
                                                     =============       =============       =============       =============


(1) Includes note due from shareholder (See Note 25).




              The accompanying notes are an integral part of these
                       consolidated financial statements.

           ORIUS CORP. AND SUBSIDIARIES (FORMERLY LISN HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999, AND 1998

1. BASIS OF PRESENTATION

OVERVIEW

     Orius Corp. ("Orius or the Company"), a holding company with no independent operations, is the parent of NATG Holdings, LLC ("NATG") and is the successor to LISN Holdings, Inc. ("LISN", formerly Arion, Inc.). NATG is engaged in the business of providing telecommunications infrastructure services in the continental United States.

     Prior to the Orius/LISN transaction discussed below, LISN and Orius Corp. and its subsidiaries operated separate businesses. During 1999, LISN underwent a recapitalization and LISN and Orius entered into a business combination. See
Note 5 for further discussion. The 1998 financial statements presented herein are those of LISN. The 1999 statement of income presents the operations of only LISN through December 14, 1999 and includes the operations of NATG from December 15, 1999 through December 31, 1999.

LISN RECAPITALIZATION

     On May 28, 1999, Arion, Inc. ("Arion") entered into a Recapitalization Agreement whereby Arion was renamed LISN Holdings, Inc. The assets of Arion were then transferred to Arion Sub, Inc., a wholly-owned subsidiary of Arion. Also, on May 28, 1999, the shareholders of LISN, Inc. contributed all of their shares to Arion. Arion was formed in 1997 to purchase and warehouse LISN's inventory. The combination of LISN Holdings, Inc. and LISN, Inc. has been accounted for in a manner similar to a pooling of interests, as Arion and LISN were owned by the same shareholders in exactly the same ownership percentages and share amounts, and both the ownership and assets of the combined entity were identical before and after the two companies were combined. Accordingly, the 1998 Arion financial statements have been restated and referred to here as LISN Holdings, Inc. LISN, Inc. continued to operate as a wholly-owned subsidiary of Arion. In connection with this reorganization, Arion entered into a $75,000,000 credit facility that was utilized to pay off all outstanding debt of LISN, Inc. as of May 27, 1999, and to finance the redemption of Arion's outstanding shares. For further information, see Note 3.

ORIUS/LISN TRANSACTION

     On December 15, 1999, Orius and LISN entered into a business combination in which the former shareholders of LISN acquired control of Orius and its subsidiaries. Accordingly, LISN is considered the acquiring corporation and corporate predecessor for accounting purposes. Also in connection with the transaction, the Company entered into a $275 million loan and credit facility and a $100 million bridge loan that were utilized to pay off all the outstanding debt of the Company and LISN as of December 14, 1999 (the valuation date). For further information, see Note 5.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transaction have been eliminated.

           ORIUS CORP. AND SUBSIDIARIES (FORMERLY LISN HOLDINGS, INC.)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates made in the preparation of these financial statements include those related to the revenue recognized and costs and expenses associated with contracts in process at period end, allowances for doubtful accounts, and the estimated lives of long-lived assets. Actual results could differ from those estimates and such differences may be material to the financial statements.

REVENUE RECOGNITION

     Prior to the Orius/LISN transaction, substantially all of the Company's revenues were earned from contracts under fixed price arrangements. For fixed price contracts, the Company recognizes revenue and the related costs under the percentage-of-completion method. Revenues and earnings from these contracts are recognized as the related costs are incurred based on the relationship of costs incurred to total estimated contract costs. Costs and estimated earnings in excess of billings for contracts-in-progress represents revenue recognized but not yet billed. Billings in excess of costs and estimated earnings represents billings on contracts for which costs have not yet been incurred and revenue and earnings have not been recognized.

     In connection with the Orius/LISN transaction, the Company assumed and continues to offer contracts that provide for payments for units delivered by the Company. These contracts generally entitle the Company to revenue for each unit of work completed. Accordingly, the Company accounts for revenue and related costs associated with these types of contracts using the units-of-delivery revenue recognition method. Revenue is recognized as the related units are completed, and costs allocable to the delivered units are recognized as the cost of earned revenue. Unbilled revenues consist of work-in-progress on contracts based on management's estimate of work performed, but not billed. All costs associated with unbilled revenues are recorded as expenses in the same period as the unbilled revenue.

     Additionally, the Company recognizes revenues from short-term contracts with duration less than two weeks under the completed contract method. Billings and costs are accumulated on the balance sheet, and no profit is recorded before completion or substantial completion of the work.

     At the time a loss on any contract becomes known, the entire amount of the estimated loss is accrued.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. For purposes of the consolidated statements of cash flows, the Company considers these to be cash equivalents. Negative cash balances of approximately $1.6 million and $0 at December 31, 2000 and 1999, respectively, have been reported as accounts payable.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 39 years. Leasehold improvements are amortized over the remaining term of the facilities' lease, the term of the respective lease or the estimated useful life of the improvements, whichever is shorter. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the period. Expenditures for maintenance and repairs are expensed as incurred.

           ORIUS CORP. AND SUBSIDIARIES (FORMERLY LISN HOLDINGS, INC.)

INVENTORIES

     Inventories are stated at the lower of cost, on a first-in, first-out basis, or market. Inventory consists of items purchased for use in projects and substantially all of the Company's inventories can be used in multiple projects.

INCOME TAXES

     For federal tax purposes and in selected states, LISN had elected to be treated under Subchapter S of the Internal Revenue Code. As such, all income, expenses, and tax credits were passed through to the individual shareholders. State taxes were paid by LISN and recorded in general and administrative expenses in 1998.

     Effective May 28, 1999, LISN converted to a C Corporation and accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the use of the liability method of computing deferred income taxes. Under this method deferred income taxes are recorded to reflect the income tax consequences on future years of temporary differences between the income tax and financial reporting bases of assets and liabilities as of the balance sheet date. Under the liability method, deferred income taxes are adjusted for tax rate changes as they occur. A net deferred tax liability of $4,577,600 was established on May 28, 1999 as a result of the conversion to a C corporation.

     The Company and its subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

INTANGIBLE ASSETS

     The excess of the purchase price over the fair market value of the tangible net assets of acquired businesses (goodwill) is amortized on a straight-line basis over its estimated useful life of 25 years. The appropriateness of the carrying value of goodwill is reviewed periodically by the Company at a subsidiary level. An impairment loss for the difference between fair value and recorded value is recognized when the projected undiscounted future cash flows are less than the carrying value of goodwill. No impairment loss has been recognized in the period presented. The intangible assets at December 31, 2000 and 1999 are net of accumulated amortization of $17,790,526 and $602,498, respectively.

     Included in other assets are intangible assets for deferred financing costs which are amortized over the term of the related debt facility. At December 31, 2000 and 1999 deferred financing costs of $13,554,907 and $9,876,058, respectively, are included in other assets. For 2000 and 1999, $2,943,360 and $755,267 of amortization expense related to these costs have been included in interest expense.

CONCENTRATIONS OF CREDIT RISK

     Substantially all of the Company's accounts receivable are due from companies within the telecommunications industry located throughout the United States. Credit is extended based on an evaluation of the customer's financial condition and, generally, collateral is not required. Credit losses are provided for in the consolidated financial statements.

     Competition results in changes in the Company's customer base over time, and it is therefore possible that the Company may lose one or more of its largest customers. As a result, operations could be materially impacted. At December 31, 2000, Verizon and AT&T related companies accounted for in excess of 30% of the Company's revenues.

           ORIUS CORP. AND SUBSIDIARIES (FORMERLY LISN HOLDINGS, INC.)

     The Company maintains various bank accounts and, at times, amounts may be in excess of FDIC insurance limits.

STOCK OPTION PLANS

     In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation," which was effective for the Company beginning August 1, 1996. SFAS No. 123 requires expanded disclosures of stock based compensation arrangements with employees, and encourages, but does not require, compensation cost to be measured based on the fair value of the equity instrument awarded. Under SFAS No. 123, companies are permitted, however, to continue to apply Accounting Principle Board (APB) Opinion No. 25, which recognized compensation based on the intrinsic value of the equity instrument awarded. The Company applies APB No. 25 to its stock based compensation awards to employees (See Note
21).

RECLASSIFICATIONS

     Certain amounts in the prior years' Consolidated Financial Statements and related notes have been reclassified to conform to the current year's presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138, which deferred the effective date of SFAS No. 133 until January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are included each period in current earnings or other comprehensive income, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivate's gains and losses to offset related results on the hedged item in the income statement. The adoption of SFAS No. 133 is not expected to have a material effect on our results of operations, financial position and cash flows.

3. RECAPITALIZATION

     On May 28, 1999, the Company sold 51 shares of common stock for $70,250,000 (less $2,518,849 of transaction related fees) and redeemed 95 shares for $133,910,625 (less $6,500,000 which remained in the Company to fund employee bonuses which were recorded as expenses). An additional $11,454,413 was redeemed during 2000 and was reflected as a liability at December 31, 1999. Also on May 28, 1999, 42 shares of common stock were converted to Junior Notes (see Note 14) payable in the amount of $58,100,000 and 9 shares of common stock were exchanged for 9 shares of Series A Preferred stock with a market value of $12,491,500. In accordance with the Recapitalization Agreement, an additional 6 shares of common stock were redeemed for $7,885,450 on January 2, 2000.

4. STOCK SPLIT

     On March 9, 2000, the Orius Board of Directors ratified a 10 for 1 stock split. All share amounts presented in these financial statements have been restated to reflect the share split.

     In September 1999, the Orius Board of Directors authorized a 10.36 for 1 stock split. All share amounts presented in these financial statements have been restated to reflect the share split.

     The LISN Board of Directors authorized a stock split (10,000 to 1) effective August 16, 1999 resulting in 146,043 shares of common stock outstanding and 89,894 shares of Preferred Series A stock

           ORIUS CORP. AND SUBSIDIARIES (FORMERLY LISN HOLDINGS, INC.)

outstanding. All share amounts presented in these financial statements have been restated to reflect the share split.

5. ORIUS/LISN TRANSACTION

     On December 15, 1999, LISN's former shareholders acquired control of Orius and its wholly-owned subsidiary, NATG, through the following steps:

          o Former LISN shareholders, members of LISN's management and certain co-investors invested an aggregate cash amount of $112.2 million in LISN immediately prior to the transaction. In exchange for this investment such investors received promissory notes issued by LISN, which were in turn exchanged for a "strip" of Orius securities comprised of $41.3 million of junior subordinated notes, $60.8 million of Series C redeemable preferred stock and $10.1 million of common stock.

          o Former LISN shareholders also exchanged LISN common stock, preferred stock and junior subordinated notes for a similar strip of securities issued by Orius.

          o NATG borrowed $328.5 million under the new multi-tranche senior credit facilities and the senior subordinated term loan, and repaid approximately $256.1 million of LISN and Orius indebtedness.

          o Convertible preferred stock, junior subordinated notes, warrants and a portion of the common stock of Orius were redeemed. This redemption included put and call arrangements with certain Orius security holders with a value of approximately $54.9 million (See
               Note 17).

          o Orius management exchanged approximately one-half of the value of their equity interests in Orius for a strip of securities comprised of $30.4 million in aggregate principal amount of Orius junior subordinated notes, $44.7 million in Orius preferred stock and $8.3 million in Orius common stock.

     Although LISN is the acquiring corporation for accounting purposes (because former LISN shareholders acquired approximately 75% of common equity interests) the transaction resulted in LISN becoming a wholly-owned subsidiary of NATG, which is a wholly-owned subsidiary of Orius. As the accounting predecessor, LISN's historical financial statements are the historical financial statements of Orius and include the results of Orius' operations from December 15, 1999 through December 31, 1999.

     Of the total purchase price of $314.5 million, $163.7 million was paid in cash to Orius shareholders in connection with the redemption for their existing equity interest, $83.5 million represents the value of the Orius securities which were retained by Orius shareholders or exchanged for new Orius equity, $61 million represents the amount of cash paid to Orius shareholders to redeem their equity securities pursuant to the put/call arrangements and $6.3 million represents transaction related expenses. The purchase price of $314.5 million exceeded the fair value of the tangible net assets acquired by $360.5 million, which is being amortized on a straight-line basis over 25 years.

     The excess purchase price over the fair value of the assets acquired has been allocated to goodwill. While the various synergies of the Orius/LISN combination are readily identifiable, the company believes that these are not reliably measurable and, accordingly, considers these to be elements of goodwill.

           ORIUS CORP. AND SUBSIDIARIES (FORMERLY LISN HOLDINGS, INC.)

6. ACQUISITIONS

     During 2000 the Company acquired Irwin Utilities of Texas, Inc. ("Irwin"), Fenix Communications, Inc. ("Fenix"), Midwest Splicing and Activation, Inc. ("Midwest"), and Hattech, Inc. ("Hattech"). The total purchase consideration of $74,782,565 (including $1.6 million in deferred purchase consideration) consisted of $58,505,255 in cash (net of $2.8 million in cash acquired and $2.2 million of transaction related expenses) and $11,822,811 in common stock, preferred stock and junior subordinated debt. The purchase consideration exceeded the fair value of the tangible assets acquired by $59,904,922, which is being amortized on a straight-line basis over 25 years. Results of Fenix, Midwest, Hattech, and Irwin have been included in consolidated results of the Company.

     Shares issued in connection with these transactions were valued using valuation models that take into account earnings multiples of comparable companies.

7. PRO FORMA FINANCIAL INFORMATION

     In addition to the recapitalization discussed in Note 3 and the Orius/LISN transaction discussed in Note 5, Orius acquired various companies during 1998, 1999 and 2000 (see Note 6). The following unaudited pro forma financial information represents the unaudited results of operations as if the Orius/LISN transaction and the Orius acquisitions had occurred on January 1 of each year. The pro forma financial information presented also includes the results of Quality Metal Works, Inc. ("QMW"). A definitive agreement to purchase substantially all the assets of QMW was executed as of December 19, 2000. The purchase of QMW was closed in January 2001. The pro forma financial results of Orius are as follows (in thousands):

                                                   Year Ended
                                                   December 31,
                                             ---------------------------
                                                    (unaudited)
                                                2000              1999
                                             ---------         ---------

Revenues                                     $ 781,611         $ 603,144
Net income (loss)                               12,389            (1,773)

     The pro forma results do not necessarily represent results which would have occurred if the combination had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

8. ACCOUNTS RECEIVABLE

     Accounts receivable are presented net of an allowance for doubtful accounts of $1,193,999, $916,601 and $250,000 at December 31, 2000, 1999 and 1998,
respectively. In addition, we recorded charges to the allowance for doubtful accounts of $277,398, $666,601 and $100,000 during 2000, 1999 and 1998, respectively. Included in accounts receivable at December 31, 2000 and 1999 are unbilled receivables of $5,092,185 and $13,532,519, respectively. Also included in accounts receivable at December 31, 2000 and 1999 is retainage of $12,806,446 and $9,183,532, respectively.

     The balances billed but not paid by customers pursuant to retaining provisions in customer contracts will be due upon completion of the contracts. Substantially all of the retention balances at December 31, 2000 are expected to be collected within the next twelve months. Unbilled accounts receivable relate to the

           ORIUS CORP. AND SUBSIDIARIES (FORMERLY LISN HOLDINGS, INC.)

Company's unit based contracts and represent revenue the Company is entitled to based upon the units delivered as of the balance sheet date.

     Accounts receivable consist of the following:


                                              December 31,          December 31,
                                                 2000                   1999
                                              ------------          ------------

Contract billing                              $146,678,544          $118,459,600
Retainage                                       12,806,446             9,183,532
Other receivables                                2,644,154             2,054,329
                                              ------------          ------------
    Total                                      162,129,144           129,697,461
Less allowance for doubtful accounts             1,193,999               916,601
                                              ------------          ------------
    Accounts receivable, net                  $160,935,145          $128,780,860
                                              ============          ============




9. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Costs and estimated earnings, and related billings, on uncompleted projects at December 31, 2000 and 1999 are as follows:


                                                                   2000                   1999
                                                               -------------           ------------
Costs and estimated earnings on uncompleted contracts          $  64,956,701           $ 107,039,766
Billings to date                                                  27,488,157              82,364,332
                                                               -------------           -------------
Net costs and earnings in excess of billings                   $  37,468,544           $  24,675,434
                                                               =============           =============
Costs and estimated earnings in excess of billings                38,046,382              27,098,079
Billings in excess of costs and estimated earnings                  (577,838)             (2,422,645)
                                                               -------------           -------------
Net costs and earnings in excess of billings                   $  37,468,544           $  24,675,434
                                                               =============           =============


10. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following as of December 31, 2000 and 1999:


                                         Estimated
                                        Useful Life              2000               1999
                                        ------------         -----------         -----------
Land                                                         $ 1,200,750         $ 1,200,750
Building and improvements                3-39 years            8,173,836           6,345,397
Office equipment                          3-6 years            7,308,865           5,598,133
Vehicles                                    5 years           16,607,586           9,558,244
Machinery and equipment                    10 years           40,623,141          23,539,784
                                                            ------------        ------------
                                                              73,914,178          46,242,308
Less accumulated depreciation                                 13,336,572           1,842,677
                                                            -------------       ------------
Property and equipment, net                                 $ 60,577,606        $ 44,399,631
                                                            ============        ============



           ORIUS CORP. AND SUBSIDIARIES (FORMERLY LISN HOLDINGS, INC.)

     Depreciation expense amounted to $12,412,849, $606,767 and $383,469 for the years ended December 31, 2000, 1999 and 1998, respectively.

11. ACCRUED LIABILITIES

     Accrued liabilities consist of the following as of December 31, 2000 and 1999:

                                               2000                1999
                                            -----------        -----------

Accrued compensation & benefits             $15,217,632        $19,761,433
Accrued post acquisition adjustments          7,508,799          8,570,441
Accrued interest                             10,621,409          1,655,952
Accrued insurance reserve                     5,778,958          2,279,951
Other                                        11,348,301          9,023,931
                                            -----------        -----------
                                            $50,475,099        $41,291,708
                                            ===========        ===========

     Included in accrued liabilities are post acquisition adjustments related to companies acquired by NATG prior to the Orius/LISN transaction. Pursuant to certain of the purchase agreements, the Company will be required to give additional consideration of cash and Orius common stock to the former acquired company shareholders upon attainment of specified financial criteria over the period ended December 31, 1999 and the year ended December 31, 2000. The Company accounts for this additional consideration when the specified financial criteria are achieved and it is probable it will be paid. At December 31, 2000 and 1999, based upon the attainment of fiscal 2000 and 1999 targets for certain acquisitions, additional consideration of $7.5 and $3.0 million, respectively, has been recorded as additional purchase price and included as a liability to the former stockholders of the acquired companies. Of these amounts, $3.8 million represents a cash payment made during 2000 and is included in the Consolidated Statement of Cash Flows as cash paid for acquisitions. Additionally, during 2000, certain purchase price adjustments in the amount of approximately $25.5 million related to 1999 acquisitions have also been recorded.

12. INVESTMENTS

     In connection with investments in two telecommunications infrastructure companies, losses of $468,000 were recorded as part of other expense for 1999. The investment values at December 31, 2000 were zero.

     During fiscal 2000 the Company wrote down approximately $325,000 of loans.

13. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     On December 15, 1999, NATG entered into a new credit agreement with Deutsche Bank Securities Inc., Bankers Trust and a syndication of banks. The new credit agreement includes a revolving credit facility, in an aggregate amount not to exceed $100 million at any time, maturing on December 15, 2004, and a $275 million senior secured term loan credit facility. The term loan facility is allocated among a $75 million Term Loan A with a letter of credit facility, maturing on December 15, 2004; and a $200 million Term Loan B facility, maturing on December 15, 2006.

     Amounts under the revolving credit facility and Term Loan A facility bear interest, at NATG's choice, at either the Federal Funds Rate plus 0.50% or the Eurodollar rate, in each case plus an applicable margin of 0.75% to 2.00% and 1.75% to 3.00%, respectively, determined on the most recent total debt to EBITDA ratio. Amounts under Term Loan B facility bear interest, at NATG's choice, at either Bankers Trust Prime Rate or the Federal Funds Rate plus 0.50%, or the Eurodollar rate plus a margin of 3.5%. Loans made under the revolving credit facility and the Term Loan A facility are collateralized by a pledge of all of the assets of the Company and its subsidiaries.

           ORIUS CORP. AND SUBSIDIARIES (FORMERLY LISN HOLDINGS, INC.)

     During the first quarter of 2000, NATG and Orius Capital completed a private offering of $150 million of 12.75% Senior Subordinated Notes due 2010. A portion of the proceeds from this offering was used to pay down the principal amount outstanding on Term Loan B. In September 2000, NATG exchanged the notes for substantially identical notes that were registered under the Securities Act of 1933. No financial information for NATG has been included herein as a result of (i) Orius Corp. has no independent assets or operations, (ii) the subsidiary issuers are each 100% owned subsidiaries of Orius Corp., (iii) all of Orius Corp.'s other subsidiaries have guaranteed the notes, and (iv) all of the quantities are full and unconditional.

     In July 2000 the Company entered into additional borrowings of $60 million under Term Loan C of the senior credit facility, which were primarily used to pay down amounts due under the revolving credit facility. Amounts under Term Loan C, due December 15, 2007, bear interest at the greater of Bankers Trust Prime Rate or the Federal Funds Rate plus 0.50% or the Eurodollar rate, plus a margin of 3.75%.

     The credit facility also contains affirmative and negative covenants relating to the Company's operations. The Company was in compliance with these covenants at December 31, 2000. However, should the cash flows from operations not meet the Company's expectations, the Company may violate one or more of the covenants contained in the Company's credit agreement. In such event, the Company intends to seek a waiver of such covenants. No assurance can be given that the Company will be able to obtain a waiver. Additionally, the Company is subject to certain working capital restrictions and is restricted from declaring or paying any dividends or making distributions on or in respect of its capital stock.

     As of December 31, 2000 and December 31, 1999, long-term debt and capital lease obligations consisted of the following:



                                                                                       2000               1999
                                                                                   -------------      ------------
Revolving credit facility, maturing on December 15, 2004; interest rate of prime or Federal Funds Rate plus 0.50% or Eurodollar Rate, plus a margin of 0.75% to 2.0% or 1.75% to 3.0%, respectively, determined based on the most recent total debt to EBITDA ratio.  The interest
     rate at December 31, 2000 was 9.5%.                                           $ 10,000,000       $         --

Term Loan A, amortizing with final payment due December 15, 2004;
     interest rate of prime or Federal Funds Rate plus 0.50% or Eurodollar
     Rate, plus a margin of 0.75% to 2.0% or 1.75% to 3.0%, respectively, determined based on most recent total debt to EBITDA ratio.  The interest rate at December 31, 2000 and 1999, was 9.51% and 8.63%,
     respectively.                                                                   70,500,000         28,531,511

Term Loan B, amortizing with final payment due December 15, 2006;
     interest rate of prime or Federal Funds Rate plus 0.50% or Eurodollar
     Rate, plus a margin of 3.5%.  The interest rate at December 31, 2000
     and 1999, was 10.3% and 9.13%, respectively.                                   156,179,110        200,000,000

Term Loan C, amortizing with final payment due December 15, 2007;
     interest rate of prime or Federal Funds Rate plus 0.50% or Eurodollar
     Rate, plus a margin of 3.75%.  The interest rate at December 31, 2000
     was 10.55%.                                                                     59,850,000                 --


           ORIUS CORP. AND SUBSIDIARIES (FORMERLY LISN HOLDINGS, INC.)


                                                                                       2000               1999
                                                                                   -------------      ------------
Senior Subordinated Notes, interest paid semiannually with maturity on
     February 1, 2010; interest rate of 12.75%                                      150,000,000                 --

Senior Subordinated bridge loan maturing December 15, 2007; interest rate
     of LIBOR plus 6.5%                                                                      --        100,000,000

Junior Subordinated Notes including accrued interest of $17,699,830 and
     $671,505 at December 31, 2000 and December 31, 1999, respectively, maturing on the later of December 15, 2009 or the first anniversary of the date on which any debt in a high yield offerings is repaid;
     interest rate of 12%                                                           159,981,898        134,972,505

Other debt and capital lease obligations                                              2,989,441          3,362,350
                                                                                   -------------      ------------
          Total debt and capital lease obligations                                  609,500,449        466,866,366
Less current portion                                                                (16,348,530)        (8,796,941)
                                                                                   -------------      ------------
          Long-term debt                                                          $ 593,151,919      $ 458,069,425
                                                                                  =============      =============


     At December 31, 2000 the Company also had $4,984,150 in outstanding standby letters of credit issued to the Company's insurance administrators as part of its insurance program.

CAPITAL LEASE OBLIGATIONS AND EQUIPMENT LOANS

     Certain subsidiaries have obligations outstanding under capital leases and other equipment financing arrangements. The remaining obligations are payable in monthly installments expiring at various dates through June 2003.

MATURITIES

     At December 31, 2000, the estimated aggregate annual repayments for long-term debt and capital lease obligations are as follows:


Maturities for fiscal years ending:
-----------------------------------

        2001                                                 $ 26,348,530
        2002                                                   18,031,247
        2003                                                   21,643,473
        2004                                                   26,649,417
        2005                                                   75,400,212
     Thereafter                                               441,427,570
                                                             -------------
                                                             $609,500,449
                                                             =============
14. JUNIOR SUBORDINATED NOTES

     On May 28, 1999, in connection with the Recapitalization Agreement, LISN junior subordinated notes were issued for an aggregate principal balance of $58.1 million in exchange for common stock. These notes bear interest at a rate of 12% per annum compounded quarterly. On August 31, 1999, LISN issued an additional $637,000 in junior notes in association with a private placement (see Note16).

           ORIUS CORP. AND SUBSIDIARIES (FORMERLY LISN HOLDINGS, INC.)

     In connection with the Orius/LISN transaction, these notes were exchanged for $62.6 million of Orius junior subordinated notes representing the aggregate unpaid principal and accrued interest outstanding at December 15, 1999.

     In addition to the $62.6 million of junior subordinated notes exchanged with the former LISN note holders, Orius junior subordinated notes were issued to Orius management in the amount of $30.4 million in partial exchange for the rollover of their equity value, and to new and existing investors in the amount of $41.3 million in partial exchange for their cash investment. During 2000, $4.5 million principal amount of junior subordinated notes were issued related to acquisitions made during the course of the year. Additional principal amounts of junior subordinated notes were issued related to securities subject to put and call arrangements (see Note 17).

     The Orius junior subordinated notes bear interest at a rate of 12% per annum. A maximum of 40% of the interest is payable in cash beginning January 15, 2001 and the remainder is deferred and accrues as additional principal. Cash interest may be paid by Orius only to the extent Orius has available funds. NATG is limited by the terms of its debt agreements as to the amount of dividends which may be paid to Orius. In the event of default by Orius, the holders of the junior notes are prohibited from seeking remedy against NATG until all senior debt obligations are repaid.

15. LISN SERIES A PREFERRED STOCK

     On May 28, 1999 the Company authorized 200,000 shares of Series A Preferred Stock, par value $.01 per share. These shares accrued interest at 12% annum, payable in kind and ranked senior to the common stock as to dividends and distributions upon the Company's liquidation, winding up and dissolution. In connection with the Orius/LISN transaction, these shares were converted into shares of Orius Series C preferred stock and at December 31, 1999 no shares of the Series A preferred stock remain outstanding.

16. PRIVATE PLACEMENTS OF LISN STRIPS

     During 1999, LISN sold to its employees strips of its securities for $10,000 each. Each strip consisted of 10.7586 shares of LISN's Class B common stock, 10.8306 shares of LISN's Series A preferred stock, and $7,000 principal 12% Junior Subordinated Notes. LISN raised $910,000 through these sales resulting in the issuance of 979.03 shares of common stock and 985.58 shares of Series A preferred stock for $136,045 and $136,955, respectively.

17. SECURITIES SUBJECT TO PUT AND CALL ARRANGEMENTS

     At December 31, 2000 and 1999, securities subject to put and call arrangements are as follows:

                                                     2000           1999
                                                     -----       ------------
Securities subject to put and call arrangements:
       Series B preferred stock                      $  --       $ 39,420,000
       Redeemable common stock                          --         15,526,000
                                                     -----       ------------
                                                     $  --       $ 54,946,000
                                                     =====       ============



As discussed in Notes 1 and 5, certain of the Orius securities were subject to put and call arrangements whereby Orius has a call and the security holders have a put. In 2000, the Series B preferred stock and the redeemable common stock were redeemed by Orius. In connection with those redemptions, NATG borrowed approximately $46.5 million from its credit facilities and paid Orius the funds. Additionally, $3.3 million of junior subordinated notes and $5.1 million of Series C preferred stock were issued.

           ORIUS CORP. AND SUBSIDIARIES (FORMERLY LISN HOLDINGS, INC.)

18. SERIES C REDEEMABLE PARTICIPATING PREFERRED STOCK

     The Orius Series C participating preferred stock accrues dividends daily at a rate of 12% per annum based on a liquidation value of $1,000 per share and participates in any dividends paid to holders of the common stock. Upon a liquidation of the Company, the holders of the Series C preferred stock would be entitled to receive the liquidation value of their stock plus accrued and unpaid dividends prior to any distributions to the holders of common stock. The Series C preferred stock will be redeemed on December 31, 2019 at its purchase price, plus accrued dividends and the liquidation value of the common stock into which it is convertible.

     Upon an initial public offering, the Series C preferred stock is convertible at the option of the holders of a majority of the Series C preferred stock into shares of Series D preferred stock and common stock. Each share of Series C preferred stock is convertible into (1) a number of shares of Series D preferred with a liquidation value equal to $1,000 plus accrued and unpaid dividends on the Series C preferred stock, plus (2) a number of shares of common stock equal to $1,000 dividend by the conversion price of the Series C preferred stock.

     The Series D preferred stock is similar in rights and preferences to the Series C preferred stock but is not convertible into common stock and is redeemable by the company at any time. In addition, the holders of a majority of the Series D preferred stock can cause the company to redeem some or all of their shares of Series D preferred stock at any time. At December 31, 2000 no Series D preferred stock is outstanding.

     At December 31, 2000 and 1999, the total recorded value of the Series C preferred stock has been determined based upon a purchase price of $1,000 per share, accrued and unpaid dividends of $25,190,192 and $995,918, respectively, and a value per common share of $6.01 and $1.34 (adjusted for the stock split discussed in Note 4), respectively. The purchase price of $1,000 per share and the value per common share of $1.34 were based upon the values of the preferred and common stock purchased in connection with the Orius/LISN transaction. Subsequent value per common share is adjusted quarterly based upon the Company's performance, recent transactions and comparable trading multiples.

     For the period ended December 31, 1999, the amount attributable to the accretion of the Series C preferred stock of $78,816,000, reflects the adjustment to the preferred stock held by the former LISN shareholders. For the year ended December 31, 2000 the resulting accretion is $14,424,992. Accretion is recorded as an increase in the retained deficit and a reduction of the income available to common shareholders.

19. INCOME TAXES

     The components of the provision for income taxes for the period ended December 31, 2000 and 1999 are as follows:

           ORIUS CORP. AND SUBSIDIARIES (FORMERLY LISN HOLDINGS, INC.)

                                                      2000            1999
                                                  ------------     -----------
Current
     Federal                                      $ 11,665,876     $ 2,866,250
     State                                           2,883,282       1,109,517
                                                  ------------     -----------
         Total current expense component            14,549,158       3,975,767
                                                  ------------     -----------
Deferred
     Federal                                           485,588          47,346
     State                                              96,339          16,754
                                                  ------------     -----------
         Total current deferred component              581,927          64,100
                                                  ------------     -----------
                     Total tax provision          $ 15,131,085     $ 4,039,867
                                                  ============     ===========

     The types of temporary differences between the tax bases of assets and liabilities and their net financial reporting amounts that give rise to the deferred liabilities and assets at December 31, 2000 and 1999 are as follows:


                                                           2000                 1999
                                                       -------------         -----------
Deferred tax assets

Accrued liabilities and reserves                       $     501,480         $   870,906
Other deferred assets                                      1,746,268             146,521
                                                       -------------         -----------
             Total deferred tax assets                     2,247,748           1,017,427

Deferred tax liabilities

Unbilled accounts receivable                                      --          (4,272,295)
Property and goodwill basis differences                  (17,144,130)         (5,468,413)
Reversal of cash basis (cash to accrual)                    (473,673)           (931,371)
Other deferred liabilities                                (1,186,379)           (886,025)
                                                      --------------        ------------
             Total deferred tax liabilities              (18,804,182)        (11,558,104)

Net deferred tax liability                            $  (16,556,434)       $(10,540,677)
                                                      ==============        ============

     The expected provision for income taxes at the statutory Federal income tax rate and the actual provision for the period ended December 31, 2000 differs due primarily to the effects of state taxes and non-deductible goodwill amortization.

20. PROFIT SHARING AND 401(k) PLANS

     The Company has 401(K) plans for all eligible employees. For former LISN employees, effective with the payroll dates after January 1, 1998, the Company contribution was 75% of the first 5% of compensation contributed by the employee. For Orius employees effective January 1, 2000 the Company contribution is 50% of the first 6% of compensation contributed by the employee. Total Company contributions amounted to $1,982,160, $317,294 and $221,501 for the years ended 2000, 1999 and 1998 respectively.

           ORIUS CORP. AND SUBSIDIARIES (FORMERLY LISN HOLDINGS, INC.)

21. STOCK OPTION PLAN

     The Company has adopted the 1999 Orius Management Equity Compensation Plan ("Plan") which was ratified by the Board of Directors in March, 2000. The Plan is intended to promote the long-term growth and profitability of Orius Corp., by providing those persons involved with the Company with an opportunity to acquire an ownership interest. The Plan authorizes the granting of stock options for an aggregate of 2,353,321 shares of common stock and 7,000 shares of preferred stock.

     The Plan provides for the grant of incentive stock options as defined in
Section 422 of the Internal Revenue Code of 1986, and nonqualified stock options. The Plan is administered by the Compensation Committee of the Board of Directors. The Committee has the power to interpret this Plan, to establish and amend rules for the administration of this Plan, to determine eligibility and to issue common stock and options under this Plan.

     The Plan provides that eligible employees, directors, officers, consultants and advisors of the Company may be issued shares of common and preferred stock and options to purchase common and preferred stock. The option will be exercisable at such time or times as determined by the board subsequent to the granting of the option, or as otherwise provided in each agreement. The options will be exercisable in installments pursuant to a vesting schedule in each option agreement, however, the majority of the options may not be exercised until the earlier of an initial public offering or seven years from the date of grant. The options will expire upon the earlier of termination of employment or ten years from the date of grant. The option price per share of common stock shall be fixed by the Compensation Committee and will generally be no less than market value at the date of grant.

      The following table summarizes activity under the Plan for the Company's common stock and does not reflect activities for preferred stock:

                                                               Wighted
                                                               Exercise
                                                 Options     Average Price
                                               ----------   ---------------

Balance as of January 1, 1998                         --        $   --
     Granted                                          --        $   --
     Exercised                                        --        $   --
     Cancelled                                        --        $   --
                                               ---------        ------

Balance as of December 31, 1998                       --
     Converted (1)                             1,071,029        $ 0.06
     Granted                                      35,000        $ 1.34
     Exercised                                        --        $   --
     Cancelled                                        --        $   --
                                               ---------        ------

Balance as of December 31, 1999                1,106,029        $ 0.10
     Granted                                     979,160        $ 6.94
     Exercised                                  (189,797)       $ 0.06
     Cancelled                                  (266,474)       $ 0.06
                                               ---------        ------

Balance as of December 31, 2000                1,628,918        $ 4.26
                                               =========        ======
Available for Future Grants                       79,322
                                               =========


(1) In connection with Orius/LISN transaction, the LISN options equitably adjusted and converted into option or Orius common stock.

           ORIUS CORP. AND SUBSIDIARIES (FORMERLY LISN HOLDINGS, INC.)

                       Options Outstanding and Exercisable
                                 by Price Range
                             as of December 31, 2000


                   Options Outstanding                                 Options Exercisable
---------------------------------------------------------------     --------------------------

                                      Weighted
                                      Average        Weighted                      Weighted
                       Outstanding   Remaining       Average        Exercisable     Average
    Range of              as of     Contractual      Exercise          as of       Exercise
 Exercise Prices       12/31/2000      Life           Price         12/31/2000       Price
 -----------------  --------------  -----------      --------       -----------    --------
   $0.00 - $1.47          649,758       9.0              $0.10        55,041         $0.06
   $4.40 - $5.87          715,260       9.2              $5.51           0           $0.00
   $7.34 - $8.81           29,200       9.3              $8.27           0           $0.00
  $10.28 - $11.74          83,550       9.3             $11.03           0           $0.00
  $11.74 - $13.21         126,400       9.5             $12.30           0           $0.00
  $13.21 - $14.68          24,750       9.9             $13.53           0           $0.00
  ---------------       ---------       ---             ------        ------         -----
                        1,628,918       9.4              $8.46        55,041         $0.06



     The Company adopted the disclosure only provision of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." If the Company had adopted the measurement criteria for calculating compensation expense described by SFAS 123, compensation expense would have reduced net income by $93,051, $23,092 and $0 in 2000, 1999 and 1998, respectively. The weighted-average fair value of options granted during 2000, 1999 and 1998 was $0.32, $0.47 and $0, respectively. Fair market value information for our stock options was estimated using the Black-Scholes Option Pricing Model under the minimum value method assuming an expected dividend yield of 0.0% in 2000, 1999 and 1998, an estimated term of seven years and a risk-free rate of return of approximately 6% in 2000, 1999 and 1998.

22. SEGMENTS

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

     Identifiable assets for each operating segment at December 31, 2000 and 1999 are as follows:


                                     2000                1999
                                 ------------        ------------
Internal telecom services        $116,842,388        $ 91,905,511
External telecom services         171,342,581         152,597,325
                                 ------------        ------------
Total identifiable assets         288,184,969         244,502,836
Goodwill                          435,575,984         359,881,615
Corporate                          15,961,129          17,593,381
                                 ------------        ------------
Total assets                     $739,722,082        $621,977,832
                                 ============        ============

           ORIUS CORP. AND SUBSIDIARIES (FORMERLY LISN HOLDINGS, INC.)


                                                        Twelve Months Ended
                                                         December 31, 2000
                                          ----------------------------------------------------
                                            Internal*           External*             Total
                                          ------------        ------------        ------------
Revenues                                  $305,730,407        $429,422,760        $735,153,167
Income before provision                    $ 1,195,620        $ 23,544,534        $ 24,740,154
     for income taxes

* Income before provision for income taxes has been impacted by an allocation of corporate expenses based on a percentage of revenue.

     Revenues and operating income for the year ended December 31, 1999 are primarily related to the internal telecom services operating segment.

23. COMMITMENTS AND CONTINGENCIES

LEASES

     The Company occupies certain facilities under noncancelable lease agreements classified as operating leases expiring at various dates through fiscal 2006, some of which have options to renew. The Company also leases certain vehicles and equipment under noncancelable operating agreements. Aggregate rental expense was approximately $17,744,000, $559,000 and $313,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum lease commitments under these leases are as follows:

                                                            Operating
                                                              Leases
                                                           ------------
For fiscal years ending:
       2001                                                 $ 7,804,341
       2002                                                   6,173,195
       2003                                                   4,786,980
       2004                                                   3,369,561
       2005                                                   1,930,332
     Thereafter                                                 152,617
                                                           ------------
                                                           $ 24,217,026
                                                           ============

LITIGATION

     The Company is involved in litigation from time to time in the ordinary course of its business. In the opinion of management, it is expected that the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position or results of operations and cash flows.

           ORIUS CORP. AND SUBSIDIARIES (FORMERLY LISN HOLDINGS, INC.)

24. FINANCIAL INSTRUMENTS

     The estimated fair values of our financial instruments are as follows:




                                                                2000                                    1999
                                                    --------------------------------      --------------------------------
                                                      Carrying            Fair              Carrying            Fair
                                                       Amount             Value              Amount             Value
                                                    -------------      -------------      -------------      -------------
Cash and Cash Equivalents                           $     200,096      $     200,096      $  28,664,199      $  28,664,199
Long-Term Debt (including current                    (609,500,449)      (523,007,689)      (466,866,366)      (466,866,366)
     portion of long-term debt)
Off-Balance Sheet Financial Instruments:
     Interest Rate Agreements                             181,050         (1,529,084)           104,811            127,497

     The carrying amounts shown are the amounts reported in the consolidated balance sheets. The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 2000 or 1999 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement. The following methods were used to estimate fair values of our financial instruments, none of which are held for trading or speculative purposes:

CASH AND CASH EQUIVALENTS

     The carrying amounts approximate fair value because of the short maturity of those instruments.

LONG-TERM DEBT

     The fair value of the senior subordinated notes was estimated by obtaining quoted market prices. The fair values of all other debt were estimated based on the market rates available to the Company for similar debt with the same remaining maturities.

INTEREST RATE CAP AND SWAP AGREEMENTS

     The fair value of interest rate cap and swap agreements was estimated based on quoted market prices for similar or identical financial instruments to those the Company holds. The exposure to market risk for changes in interest rates relates to the Company's long-term debt obligations. Market risk associated with the Company's long-term debt is the potential increase in fair value resulting from a decrease in interest rates. The Company uses interest rate caps and swaps to modify the exposure to interest rate movements and manage interest expense. As of December 31, 2000, the Company had entered into interest rate cap and swap agreements with aggregate notional amounts of approximately $172 million maturing in 2001 through 2003. These agreements partially limit the Company's exposure to variations in LIBOR.

     The Company has exposure under these interest rate cap and swap agreements for the cost of replacing the contracts in the event of nonperformance by the counterparties, all of which are currently our lending banks. To minimize that risk, the Company limits their exposure to any individual counterparty and selects counterparties with credit risks acceptable to the Company.

           ORIUS CORP. AND SUBSIDIARIES (FORMERLY LISN HOLDINGS, INC.)

25. NOTES DUE FROM SHAREHOLDER

     In January 2000, pursuant to an employment agreement, the Company issued 188,810 shares of restricted common stock with a 5-year vesting period to its chairman and chief executive officer. These shares were purchased at fair value as determined by the Orius/LISN transaction in return for a full recourse promissory note with a term of 5 years and a stated interest rate of 5.88%. At December 31, 2000, the balance due of $267,593 is shown in stockholders' equity.

26. RELATED PARTY TRANSACTION

     Certain subsidiaries of Orius lease administrative offices from partnerships and corporations of which certain officers of the subsidiaries are the general partners or shareholders. The rent expense for 2000 related to these leases was approximately $617,800. Future minimum lease commitments under these arrangements are $361,144 in 2001, $312,480 in 2002, and $212,230 in 2003.

27. SUBSEQUENT EVENTS

     During the first quarter of 2001, the Company purchased substantially all the assets of QMW and all of the stock of K&S Construction, Inc., and Sorenson Construction, Inc., as well as substantially all the assets of Sorenson Leasing, LLC for total consideration of $41.0 million, subject to post closing adjustments. QMW is located in Plant City, Florida and manufactures, installs and services central office and broadband equipment. K&S Construction, Inc. is located in Pelican Lake, Wisconsin and generates its revenue by splicing, trenching, and installing cable. Sorenson Construction, Inc., located in Vancouver, Washington, derives its revenue similar to K&S Construction, Inc., trenching, installing, and splicing cable. Sorenson Leasing, LLC is a related company that leased construction equipment to Sorenson Construction, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     None.


                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information concerning our executive officers and directors:


Name                            Age                       Position
----                            ---                       ---------
William J. Mercurio              59           President, Chief Executive Officer and
                                                 Chairman of the Board of Directors
Robert E. Agres                  40           Senior Vice President and Chief Financial
                                                 Officer
Joseph P. Powers                 55           Senior Vice President and Chief Operating
                                                 Officer
Michael E. Lombardozzi           39           Senior Vice President, General Counsel
                                                 and Secretary
Martin J. Kobs                   49           President - Orius Telecommunications
                                                 Services, Inc.
Leslie F. Smith                  45           President - Orius Broadband Services, Inc.
John J. Leonbruno                41           President - Orius Central Office Services, Inc.
E. Scott Kasprowicz              48           President - Orius Integrated Premise
                                                 Services, Inc.
Gregory M. Barr                  35           Director
Robert C. Froetscher             43           Director
Jack E. Reich                    50           Director
Wharton B. Rivers, Jr.           52           Director
Avy H. Stein                     46           Director


     WILLIAM J. MERCURIO has been our President, Chief Executive Officer and Chairman of our Board of Directors since our formation in August 1997. Mr. Mercurio has more than 27 years of experience in our industry. From 1995 to 1997, Mr. Mercurio served as President and Chief Executive Officer of Able Telecom Holding Corp., a publicly-traded telecom installation, design, engineering and maintenance services company. From 1986 to 1995, Mr. Mercurio, who is a certified public accountant, owned a consulting and accounting firm. From 1971 to 1986, Mr. Mercurio held various positions with Burnup & Sims, Inc., a then publicly-traded network infrastructure service provider, including Senior Vice President, Chief Financial Officer and was a member of the board of directors. While at Burnup & Sims, Mr. Mercurio participated in over 30 acquisitions and was responsible for all financing and accounting matters.

     ROBERT E. AGRES has been our Senior Vice President and Chief Financial Officer since June 1998. From 1993 to 1997, Mr. Agres served as Senior Vice President and Chief Financial Officer of Triarc Beverage Group, where he was primarily responsible for Triarc's subsidiary, Royal Crown Company, Inc. From 1997 to 1998, Mr. Agres was a private financial consultant. Mr. Agres, who is a certified public accountant, has more than 17 years of experience in accounting and financial reporting including work at two public companies and public accounting at KMG prior to joining Orius.

     JOSEPH P. POWERS has been our Senior Vice President and Chief Operating Officer since our formation in August 1997. Mr. Powers has more than 34 years of experience in the network infrastructure services industry. From 1995 to 1997, he served as President of Able Communication Services, Inc., a wholly-owned subsidiary of Able Telcom. From 1990 to 1995, he was Director of Operations for Voltelcon, the telecom installation, design, engineering and maintenance services division of Volt Information Sciences.

     MICHAEL E. LOMBARDOZZI has been our Senior Vice President, General Counsel and Secretary since January 2001. From January 1994 until January 2001, Mr. Lombardozzi was Senior Vice President, General Counsel and Secretary of Signet Star Holdings, Inc. Mr. Lombardozzi has more than 17 years of experience in public and private transactions, regulatory issues and corporate strategy. He has also managed corporate legal, human resources and administrative functions. Prior to Signet Star, Mr. Lombardozzi was a Corporate and Finance Associate at the Willkie Farr & Gallagher law firm.

     MARTIN J. KOBS was appointed President - Orius Telecommunications Services, Inc., a wholly owned subsidiary of Orius, in January 2001. He had been appointed as President of this business group in October 1999. Prior to that position, Mr. Kobs served as Director - Operations from July 1998 to October 1999. Mr. Kobs has over 26 years of experience in the telecom industry. From 1996 to 1998, Mr. Kobs served as President of Able Integrated Systems, a subsidiary of Able Telcom. From 1993 to 1996, Mr. Kobs was Director of Operations for Volt Information Sciences. From 1986 to 1993, he served as Operations Manager of Burnup & Sims Communications Services.

     LESLIE F. SMITH was appointed President - Orius Broadband Services, Inc., a wholly owned subsidiary of Orius, in January 2001. He had been appointed as President of this business group in October 2000. Mr. Smith has more than 25 years of experience in the telecommunications industry. From 1999 until October 2000, Mr. Smith was Executive Vice President of Mich-Com Cable, Inc. From 1997 to 1999 he was President of Rite Cable Construction, Inc. From 1985 to 1997 he was with Cable Constructors, Inc., where he served as Vice President.

     JOHN J. LEONBRUNO was appointed President - Orius Central Office Services, Inc., a wholly owned subsidiary of Orius, in January 2001. He had been appointed as President of this business group in September 2000. Prior to that position, Mr. Leonbruno served as Senior Vice President of Sales and Marketing at LISN from March 2000 to September 2000. Mr. Leonbruno has over 16 years of experience in the telecommunications industry. From 1996 to 2000, Mr. Leonbruno served as Vice President of Global Sales and Service with MCI Worldcom. From 1994 to 1996, Mr. Leonbruno served as General Manager of Custom Business with Ameritech.

     E. SCOTT KASPROWICZ was appointed President - Orius Integrated Premise Services, Inc., a wholly owned subsidiary of Orius, in January 2001. He had been appointed as President of this business group in September 2000. Mr. Kasprowicz is the founder of Texel Corporation, one of our subsidiaries, which we acquired from Mr. Kasprowicz in 1999. Mr. Kasprowicz has been the President of Texel since 1983 and has over 20 years of experience in the telecom industry. Texel is a provider of voice and data cable installation, and system design and engineering services.

     GREGORY M. BARR has served as a Director since the LISN acquisition in December 1999. Mr. Barr is a Managing Director at Navis Partners, the independent successor to Fleet Equity Partners, Inc. that focuses on private equity investing. Prior to joining Fleet Equity Partners in 1994, Mr. Barr was with McKinsey & Company where he worked as a management consultant in a variety of industries and at Goldman, Sachs & Company as a financial analyst in the Investment Banking Division. Mr. Barr serves on the board of directors of Simonds Industries Inc. and several other privately-held companies.

     ROBERT C. FROETSCHER has served as a Director since the LISN acquisition in December 1999. Mr. Froetscher is a Managing Director of Willis Stein & Partners, a private equity investment firm. Prior to joining Willis Stein & Partners in 1998, Mr. Froetscher was Senior Vice President and General Manager of APAC Teleservices, Inc. ("APAC"), with responsibility for running two of APAC's divisions from 1996 to 1997. From 1994 to 1996, he was Vice President, Sales and Service for Ameritech's Consumer Division, during which he directed 5,300 employees and had responsibility for a business unit that generated $4.5 billion in revenue in 1996. Previously, Mr. Froetscher spent almost nine years with MCI in a variety of executive positions in marketing, sales, service and operations.

     JACK E. REICH has served as a Director since the LISN acquisition in December 1999. Mr. Reich has spent 25 years in the communications industry and held various positions in the local, long distance, data, equipment manufacturing and Internet segments of this industry. Currently, Mr. Reich is President of KJE, Inc., a management and investment consulting firm. From December 1996 through November 1998, Mr. Reich served as President and Chief Executive Officer of e.spire Communications, Inc., a publicly-traded competitive local exchange carrier. Prior to joining e.spire, Mr. Reich served as President of Custom Business Service with Ameritech, Inc. Mr. Reich joined Ameritech from MCI where he held various positions from April 1986 to April 1994. Mr. Reich departed MCI as their President of the Multi-National Accounts Division responsible for marketing and operations to that company's largest customers. Mr. Reich currently serves on the board of directors of Digex, Inc., a publicly-traded web-hosting company.

     AVY H. STEIN has served as a Director since the LISN acquisition in December 1999. Mr. Stein is a Managing Director of Willis Stein & Partners. Prior to the formation of Willis Stein & Partners in 1994, Mr. Stein was a Managing Director of Continental Illinois Venture Corporation from 1989 through 1994. Previously, Mr. Stein served as a consultant to the CEO of NL Industries, Inc. From 1985 to 1988, he was founder/CEO of Regent Corporation. From 1984 to 1985, Mr. Stein was President of Cook Energy Corporation and Vice President of Corporate Planning and Legal Affairs at Cook International, Inc. From 1980 through 1983, Mr. Stein was an attorney with Kirkland & Ellis. He also serves as a director of Racing Champions Corporations, CTN Media Group, Inc., Tremont Corporation and Aavid Thermal Technologies, Inc. as well as a number of private companies.

     WHARTON B. RIVERS, JR. has served as a Director since December 2000. Mr. Rivers is the Chief Executive Officer of Advanced Radio Telecom, a publicly traded provider of broadband wireless IP services, a position he has held since November 1, 2000. Mr. Rivers also serves on the board of directors of Advanced Radio Telecom. Mr. Rivers has more than ten years of experience in executive management roles for telecommunications companies in the U.S. From October 1999 through September 2000, Mr. Rivers served as President of Cable & Wireless North America. Mr. Rivers was with Ameritech Corporation from May 1996 through October 1999, most recently as President of Network Services. Prior to that, Mr. Rivers was Vice President of Carrier Management at MCI Telecommunications.

     At present, all directors are elected and serve until a successor is duly elected and qualified or until his or her earlier death, resignation or removal. All members of our board of directors were elected pursuant to a investor rights agreement. See "Certain Relationships and Related Party Transactions - Investor Rights Agreement." There are no family relationships between any of our directors or executive officers. Our executive officers are elected by, and serve at the discretion of, the board of directors.

COMMITTEES OF THE BOARD OF DIRECTORS

     The board of directors has established an audit committee and a compensation committee. The audit committee reports to the board regarding the appointment of our independent public accountants, the scope and results of our annual audits, compliance with our accounting and financial policies and management's procedures and policies relative to the adequacy of our internal accounting controls. During 2000 the audit committee consisted of Messrs. Stein and Barr. The audit committee currently consists of Messrs. Barr, Stein and Rivers.

     The compensation committee of the board of directors reviews and makes recommendations to the board regarding our compensation policies and all forms of compensation to be provided to our executive officers. In addition, the compensation committee reviews bonus and stock compensation agreements for all of our other employees. The compensation committee consists of at least two nonemployee directors, as defined in Rule 16b-3 under the Securities Exchange Act of 1934. During 2000 the compensation committee consisted of Messrs. Mercurio, Froetscher and Reich. Currently our compensation committee consists of Messrs. Froetscher, Reich and Rivers.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information for the fiscal years ended December 31, 2000, 1999 and 1998 concerning compensation we paid to our chief executive officer, the four other executive officers who were our most highly compensated officers during those years who were compensated over $100,000 during that year and two additional individuals who were not serving as executive officers at year end.


                           Summary Compensation Table


                                                           Annual Compensation                       Securities
                                                 ---------------------------------------         Underlying        All Other
Name and Principal Position                      Year         Salary             Bonus             Options       Compensation
---------------------------                      ----        --------           --------         ----------      -------------
William J. Mercurio                              2000        $489,583           $470,000(1)              --        $235,303(2)
     President                                   1999         373,750(3)         100,000                 --              --
     Chief Executive Officer                     1998         135,375            100,000                 --              --

Robert E. Agres                                  2000         195,000             75,000             25,000         129,502(4)
     Sr. Vice President                          1999         155,833             25,000                 --              --
     Chief Financial Officer                     1998          69,792                 --                 --              --

Joseph P. Powers                                 2000         230,000            225,000             40,000              --
     Sr. Vice President                          1999         191,667             60,000                 --              --
     Chief Operating Officer                     1998         101,250             60,000                 --              --

E. Scott Kasprowicz                              2000         171,991             98,400                 --              --
     President - Orius Integrated                1999          83,803                 --                 --              --
     Premises Services, Inc.                     1998              --                 --                 --              --

Martin J. Kobs                                   2000         187,500            150,000                 --          92,935(4)
     President - Orius Telecommunications        1999         149,167                 --             25,000              --
     Services, Inc.                              1998          66,210                 --                 --              --

William G. Mullen (5)                            2000         218,750             90,000                 --              --
     President - Broadband Cable                 1999         157,693             40,000                 --              --
     Services Group                              1998         114,140            652,318                 --              --

Donald J. Vanke (6)                              2000         300,000            305,769                 --         747,521(7)
     President - LISN, Inc.                      1999         300,000            505,770                 --              --
                                                 1998         150,360            105,769                 --              --


-----------------

(1) During 2000, the Company paid Mercurio & Associates, P.A., an affiliate of Mr. Mercurio, $516,153, which included Mr. Mercurio's bonus of $470,000.

(2) This amount includes $226,303 for income tax reimbursement in connection with the LISN transaction.

(3) In connection with certain of our 1999 acquisitions, we paid Mercurio & Associates, P.A., an affiliate of Mr. Mercurio, a consulting fee of $550,000 for assistance in indentification of, and due diligence with respect to, acquisition candidates.

(4) This amount represents payment for stock options which were terminated in connection with the LISN transaction.

(5)  Mr. Mullen's employment with the Company terminated in August 2000.

(6)  Mr. Vanke resigned from the Company in December 2000.

(7)  This amount represents the value of options exercised in 2000.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information regarding stock options granted by us to the named executive officers during 2000. Stock options are generally granted at 100% of the fair value of Orius' common stock as determined by the board of directors on the date of grant. In reaching the determination of fair value at the time of each grant, the board of directors considers a range of factors, including Orius' current financial position, its recent revenues, results of operations and cash flows, its assessment of Orius' competitive position in its markets and prospects for the future current valuations for comparable companies and the illiquidity of an investment in Orius' common stock.

                                                                                                Potential Realizable
                                                                                                  Value at Assumed
                        Number of                                                               Annual Rate of Stock
                        Securities     % of Total                   Market                     Price Appreciation for
                        Underlying      Options      Exercise or   Price on                       Option term (a)
                         Options       Granted in    Base Price     Date of    Expiration    ---------------------------
Name                     Granted      Fiscal Year     ($/Share)      Grant        Date          5%($)         10%($)
----                    ----------    -----------    -----------   ---------  ------------  ------------   ------------
Robert E. Agres           25,000          2.6           $5.51        5.51        3/9/10        $86,630       $219,538
Joseph P. Powers          40,000          4.1           $5.51        5.51        3/9/10       $138,608       $351,261

------------------

(a) Amounts reflect assumed rates of appreciation set forth in the executive compensation disclosure rules of the SEC. Actual gains, if any, on stock option exercise depend on future performance of our stock and overall market conditions. At an annual rate of appreciation of 5% per year for the option term, the price of the common stock would be approximately $8.98 per share. At an annual rate of appreciation of 10% per year for the option term, the price of the common stock would be approximately $14.29 per share.

OPTION EXERCISES AND YEAR-END VALUE TABLE

     The following table shows aggregate exercises of options in the year ended December 31, 2000 by the named executive officers and the aggregate value of unexercised options held by each named executive officer as of December 31, 2000.

                    Aggregate Option Exercises in Last Fiscal
                         Year and Year-End Option Values


                                                                              Year End (#)      Year End ($)
                                                Shares                       ----------------  ---------------
                                               Acquired         Value         Exercisable/      Excerisable/
Name                                          on Exercise    Realized ($)      Unexercisable    Unexercisable
----                                          -----------    ------------     --------------    -------------
Robert E. Agres                                     --               --          0/25,000          0/ 12,500
Martin J. Kobs                                      --               --          0/25,000          0/116,750
Joseph P. Powers                                    --               --          0/40,000          0/ 20,000
Donald J. Vanke                                 50,445         $747,521                --                 --

EXECUTIVE EMPLOYMENT AGREEMENTS

     MR. MERCURIO. In connection with the LISN acquisition, we entered into a senior management agreement with Mr. Mercurio. The agreement provides that Mr. Mercurio shall serve as president, chief executive officer and chairman of our board and shall devote his full business time and attention to our affairs. The agreement is for a term ending February 28, 2003. Mr. Mercurio is entitled under the agreement to a base salary equal to $470,000 per year, which may be increased by the board in its discretion and will be subject to yearly increases based on the Consumer Price Index. In addition to his base salary, Mr. Mercurio is entitled to receive an annual bonus based upon our financial performance, as measured by its EBITDA. Mr. Mercurio will not receive a bonus unless our EBITDA is greater than 1.125 times its prior year's EBITDA. If EBITDA exceeds this amount, Mr. Mercurio is entitled to receive a bonus ranging from 50% to 100% of his base salary.

     We and Mr. Mercurio may each terminate the agreement at any time, with or without cause, provided that, if we terminate Mr. Mercurio without "cause," or if he terminates his employment with "good reason," we must continue to pay him his base salary for two years and must pay him a pro rata portion of his bonus for the year of his termination. "Cause" includes the commission of a felony or a crime involving moral turpitude; an act or omission with respect to the company involving dishonesty or fraud that has resulted in or is likely to result in material harm to the company; chronic drug or alcohol use; the repeated failure to perform his duties as directed by the board; negligent or willful misconduct with respect to the company; or the material breach of the terms of his management agreement. "Good reason" means the relocation of our executive offices outside of West Palm Beach, Florida; a material breach by us of the terms of the management agreement; or the assignment of Mr. Mercurio of duties inconsistent with his position.

     If we terminate Mr. Mercurio for cause or if he terminates his employment without good reason, he would be entitled to receive only his base salary through the date of termination. If Mr. Mercurio is terminated for disability, he is entitled to receive his base salary for six months. In the event the agreement is terminated according to its terms in February 2003, we may, at our option, continue to pay Mr. Mercurio his base salary for one year as a severance payment. Mr. Mercurio has agreed not to compete with us until the later of (1) the second anniversary of the termination of the management agreement if Mr. Mercurio resigns without good reason or is terminated with cause or (2) the time as we cease making any severance payments to him under the management agreement.

     Under the management agreement, we agreed to sell to Mr. Mercurio shares of common stock equal to .75% of our outstanding common stock for a price per share equal to the price at which shares were purchased by all investors in the LISN acquisition. Mr. Mercurio purchased these shares on January 16, 2000 by issuance of a promissory note in the amount of $252,633, which is secured by a pledge of the 188,810 shares purchased. The note bears interest at a rate of 5.88% per annum. Fifty percent of these shares will vest over four years. The remaining 50% vest on the fifth anniversary of the closing of the LISN acquisition, provided that vesting will be accelerated with respect to 25% of this 50% in each year that we achieve our EBITDA target. All of Mr. Mercurio's shares will become immediately vested upon the occurrence of the following events: (1) Willis Stein & Partners ceases to own 50% of the shares owned by it as of the closing of the LISN acquisition, (2) if prior to this offering, a person or group of persons who were not shareholders immediately after the LISN acquisition acquire a number of shares necessary to elect a majority of the board or (3) a change of control occurs. A "change of control" means (1) any person who was not a shareholder immediately following the LISN acquisition owns the greater of (a) 25% of our voting stock or (b) the greatest combined voting power of any person who was a shareholder immediately following the LISN acquisition; (2) during any two year period, persons who constituted the board at the beginning of the period cease to constitute a majority of the board; (3) if we consummate a merger and shareholders who were shareholders prior to the merger cease to own 80% of the surviving company's equity; (4) a sale of all or substantially all of our assets; or (5) any person commences a tender offer or receives an option to acquire 25% or more of our voting stock, unless the board makes a good faith determination that this action would not constitute a material change in the control of the company.

     If Mr. Mercurio ceases to be employed by us for any reason, we will have the option to repurchase his unvested shares at their original cost. We will be able to purchase his vested shares only if he fails to repay the promissory note issued to purchase the shares within 60 days following his termination. Mr. Mercurio's shares will be subject to the restrictions on transfer contained in the investor rights agreement, described under the heading "Certain Relationships and Related Party Transactions - Investor Rights Agreement."

     MESSRS. AGRES AND POWERS. We also entered into employment agreements with Mr. Agres and Mr. Powers. Mr. Agres' agreement provides that he will be employed as Chief Financial Officer for a term ending December 14, 2001 and will receive a base salary of $195,000 per year. Mr. Powers agreement provides that he will be employed as a Vice President for a term ending February 28, 2003 and will receive a base salary of $230,000 per year. We may terminate Messrs. Agres' and Powers' employment at any time for "cause," which includes (1) a material breach of the terms of the executive's agreement, (2) willful misconduct in the performance of the executive's duties; (3) an act of fraud intended to result in the executive's enrichment at our expense, (4) conviction of a felony or fraud,
(5) entry of an order preventing
the executive from performing activities that are essential to the performance of the executive's agreement, or (6) willful or deliberate conduct intended to materially damage our business. If either of Messrs. Agres or Powers is terminated for cause or voluntarily terminates his employment, he would be entitled to receive his base salary through the date of termination. If either Messrs. Agres or Powers is terminated due to disability, he would be entitled to receive his base salary for one year following termination. If either is terminated without cause, he would be entitled to receive his base salary for the remainder of his employment term. Mr. Agres has agreed not to compete with us for a period ending the later of (1) December 14, 2001 and (2) one year after the termination of his employment. Mr. Powers has agreed not to compete with us for a period ending the later of (1) February 28, 2003 or (2) one year after the termination of his employment.

     MESSRS. KOBS AND KASPROWICZ. We also entered into employment agreements with Mr. Kobs and Mr. Kasprowicz. Mr. Kobs' agreement provides that he will be employed as President, Telecommunications Services Group for a three-year term ending on October 1, 2003 and will receive a base salary of $175,000 for the first year of his employment and $225,000 for each of the second and third years of his employment. Mr. Kasprowicz's agreement provides that he will be employed as President, Integrated Premise Services Group for a three-year term ending on May 24, 2002 and will receive a base salary of $150,000 per year. We may terminate Messrs. Kobs' and Kasprowicz's employment at any time for "cause," which includes (1) a material breach of the terms of the executive's agreement,
(2) willful misconduct in the performance of the executive's duties; (3) an act of fraud intended to result in the executive's enrichment at our expense, (4) conviction of a felony or fraud, (5) entry of an order preventing the executive from performing activities that are essential to the performance of the executive's agreement, or (6) willful or deliberate conduct intended to materially damage our business. If either of Messrs. Kobs or Kasprowicz is terminated for cause or voluntarily terminates his employment, he would be entitled to receive his base salary through the date of termination. If either Messrs. Kobs or Kasprowicz is terminated due to disability, he would be entitled to receive his base salary until the earlier of (1) the termination of the term of his employment or (2) one year following termination due to disability. If either terminates his employment for "good reason" or is terminated without cause, he would be entitled to receive his base salary for the remainder of his employment term. "Good reason" means our failure to pay Mr. Kobs or Mr. Kasprowicz their base salary for a period of thirty (30) days after we have received notice of such failure. Mr. Kobs has agreed not to compete with us for a period ending the later of (1) October 23, 2004 or (2) one year after the termination of his employment. Mr. Kasprowicz has agreed not to compete with us for a period ending the later of (1) May 24, 2002 or (2) one year after the termination of his employment.

     MR. MULLEN. Pursuant to Mr. Mullen's employment agreement with us, we will pay his estate an amount equal to his base salary of $225,000 through August 2001.

DIRECTOR COMPENSATION

     During 2000, we did not pay any fees to our directors. However, all directors were reimbursed for out-of-pocket expenses incurred in connection with the rendering of services as a director. For 2001, our independent directors will receive compensation of $5,000 per quarter and up to $1,000 per meeting plus out-of-pocket expenses. At the discretion of the compensation committee, independent directors will be issued options pursuant to the 1999 Orius Management Equity Compensation Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 2000, the compensation committee consisted of Messrs. Mercurio, Froetscher and Reich. Mr. Mercurio served as the Company's President and Chief Executive Officer.

     During 2000, Mr. Reich received consulting payments from us in the aggregate amount of $165,000. In exchange, Mr. Reich provided consulting services in such areas as identifying and consummating acquisitions, sales and marketing and human resources. Our agreement with Mr. Reich expired on November 30, 2000. Prior to the Orius/LISN transaction, Mr. Reich received options to purchase shares of LISN common stock, which were converted into options to purchase 92,985 shares of our common stock and 627 shares of our Series C preferred stock during 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table contains information about the beneficial ownership of our common stock for:

(1) each person who beneficially owns more than five percent of our common stock;

(2)  each of our directors;

(3)  named executive officers; and

(4)  all directors and executive officers as a group.

     Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 25,891,960 shares of common stock and 205,770 shares of Series C preferred stock outstanding as of December 31, 2000. Fractional shares have been rounded to the nearest whole number.



                                              Series C Preferred             Common Stock
                                           -------------------------    ------------------------
Name and Address                           Number of      Percent of    Number of    Percent of
of Beneficial Owners                        Shares          Class         Shares        Class
--------------------                       ---------      ----------    ---------    -----------
Willis Stein & Partners (1)                  84,897         41.3%         10,730,017   41.4%
     227 West Monroe Street, Suite 4300
     Chicago, IL  60606

Navis Partners (2)                           12,074          5.9%          1,526,009    5.9%
     50 Kennedy Plaza
     Providence, RI  02903

Goldman, Sachs & Co. (3)                     10,644          5.2%          1,345,259    5.2%
     One New York Plaza, 40th Floor
     New York, NY  10004

Abu Dhabi Investment Authority (4)           10,644          5.2%          1,345,259    5.2%
     P.O. Box 7106 Corniche Street
     Abu Dhabi, United Arab Emirates

William J. Mercurio (5)                       4,261          2.1%            727,396    2.8%
Robert E. Agres                                 148           *               18,650     *
Joseph P. Powers (6)                          1,087           *              137,370     *
Martin J. Kobs                                   74           *                9,325     *
E. Scott Kasprowicz                           3,668          1.8%            463,651    1.8%
William G. Mullen                             2,054          1.0%            259,553    1.0%
Donald J. Vanke                               2,445          1.2%            316,358    1.2%
Gregory M. Barr (2)                              --           --                  --     --
Robert C. Froetscher (1)                         --           --                  --     --
Jack E. Reich                                   423           *               62,633     *
Wharton B. Rivers, Jr.
Avy H. Stein (1)                                 --           --                  --     --
All Directors and Executive Officers
     as a group (12 persons)                111,131         54.0%         14,250,962   55.0%


-------------------------

 *   Less than one percent.
(1) Includes shares held by Willis Stein & Partners II, L.P. and shares held by Willis Stein & Partners Dutch, L.P. (the "Willis Stein entities"). John R. Willis and Avy H. Stein, as managers of Willis Stein & Partners Management II, L.L.C., which is the general partner of Willis Stein & Partners Management II, L.P., which is the general partner of the Willis Stein entities, may each be deemed to beneficially own the shares held of record by the Willis Stein entities. Each of these persons disclaims beneficial ownership of these shares. Mr. Froetscher is a Managing Director of Willis Stein & Partners. Mr. Froetscher disclaims beneficial ownership of the shares held of record by the Willis Stein entities.
(2) Includes shares held by Chisholm Partners III, L.P., shares held by Kennedy Plaza Partners, shares held by Fleet Venture Resources, Inc. and shares held by Fleet Equity Partners VI, L.P. These entities are managed by Navis Partners (the independent successor to Fleet Equity Partners), of which Mr. Barr is a Managing Director. Mr. Barr disclaims beneficial ownership of the shares held by these entities.
(3) Includes shares held by GS Private Equity Partners III, L.P., shares held by GS Equity Partners II, L.P., shares held by GS Private Equity Partners II Offshore, shares held by GS Private Equity Partners II Direct Fund, shares held by GS Private Equity Partners III Offshore and shares held by GS Private Equity Partners Connecticut, which are private equity investment funds affiliated with Goldman, Sachs & Co.
(4) The Abu Dhabi Investment Authority is an instrumentality of the government of the Emirate of Abu Dhabi and is wholly owned and controlled by that government.
(5) Includes shares held by various trusts for which Mr. Mercurio's wife serves as trustee.
(6)  Includes shares held of record by Mr. Powers' wife, children and trusts.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

GENERAL

     We have, from time to time, entered into various transactions with certain of our officers, directors and principal shareholders and entities in which these parties have an interest. We believe that these transactions have been on terms no less favorable to us than could be obtained in a transaction with an independent third party.

INVESTOR RIGHTS AGREEMENT

     In connection with the LISN acquisition, we and each of our shareholders entered into an investor rights agreement. This agreement provides that our board of directors will be established at seven directors or any higher number designated by Willis Stein & Partners. The agreement provides that the board will consist of:

     o         our chief executive officer;

     o one person designated by our shareholders prior to the LISN acquisition, provided that the designee is one of our or our subsidiaries' senior executives and the designee is reasonably acceptable to Willis Stein & Partners;

     o one person designated by Willis Stein & Partners, provided that the designee is one of our or our subsidiaries' senior executives and the designee is reasonably acceptable to our chief executive officer; and

     o         the remainder shall be designated by Willis Stein & Partners.

     The investor rights agreement generally restricts the transfer of any shares of our stock or junior subordinated notes held by the parties to the investor rights agreement by requiring that Willis Stein & Partners approve any transfers of these securities, with some limited exceptions. The parties to the investor rights agreement have granted us a right of first refusal with respect to its stock and junior subordinated notes, which, if not exercised by us, may be exercised by Willis Stein & Partners and certain of our shareholders. Each party to the investor rights agreement has the right to participate in any transfer of shares by any other party to the agreement, with some limited exceptions. In addition, we have agreed not to issue any equity securities to Willis Stein & Partners or its affiliates unless the parties to the investor right agreement are given the opportunity to purchase their pro rata share on substantially the same terms. Each party to the investor rights agreement has agreed to consent to a sale of our company if Willis Stein & Partners votes to approve the sale.

     The investor rights agreement also provides that Willis Stein & Partners may request, at any time, that all or any portion of its common stock be registered with the SEC. In the event that Willis Stein & Partners makes a request for registration, the other parties to the investor rights agreement who hold common stock will be entitled to participate in the registration. We have also granted the parties to the investor rights agreement piggyback registration rights with respect to registrations by and we have agreed to pay all expenses relating to the piggyback registrations.

CONSULTING AGREEMENT WITH MR. REICH

     See Item 11 Directors and Executive Officers of the Registrant - Compensation Committee Interlocks and Insider Participation.

RELATED PARTY LEASES

     U.S. Cable, Inc., one of our subsidiaries, is a party to a lease agreement with WMC Properties, a general partnership that was 25% owned by William Mullen, a former director of Orius, at the time the lease was entered into. The lease is for U.S. Cable's headquarters and office space located in O'Fallon, Missouri at a current rate of $64,500 per year, subject to an increase of 3% per annum. The lease expires July 2003.

     Texel Corporation, one of our subsidiaries, is a party to a lease agreement with Trison, LLC, an affiliate of Mr. Kasprowicz, one of our executive officers. The lease is for Texel's headquarters in Reston, Virginia at a base rate of $406,042 per year, subject to an increase of 3% per annum. The lease expires June 30, 2005, and contains a renewal option for an additional five-year term.

     Fenix Communications, Inc., one of our subsidiaries, is a party to two lease agreements with Charles Mullen, the former owner, for the headquarters and office space of Fenix. Rent for both leases is approximately $60,000 per year. One lease expires in 2001 at which time the rent payment will be reduced to $36,000 per year until its expiration in 2003.

RECAPITALIZATION OF LISN

     In January 2000, in connection with the recapitalization of LISN, the Company made a cash payment in the aggregate amount of approximately $11.5 million to Mr. Vanke in relation to the redemption of securities.

FAMILY RELATIONSHIPS

     Rosemarie Mulholland, the daughter of Mr. Mercurio, is our Vice President and Treasurer. Ms. Mulholland, a certified public accountant, received total compensation of $241,842 from us in 2000, including a salary of $86,967 and bonus of $16,500. Ms. Mulholland also received $77,701 as payment for stock options which were terminated and $60,674 for income tax reimbursement in connection with the LISN transaction. In addition, Ms. Mulholland also received options to purchase 9,000 shares of our common stock in 2000.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


           (a)        1. Financial Statements - The financial statements
                         and the report of our Accountants appear under
                         Item 8 on page F-1.

                      2. Financial Statements Schedules - The financial
                         statement schedule information required by
                         Item 14(a)(2) is included as part of Note 8 - Accounts Receivable, of the Notes to Consolidated Financial Statements.

                      3. Exhibits including those incorporated by reference:

   Exhibit
   Number       Description
   -------      -----------

    2.1 -Agreement and Plan of Reorganization, dated November 8, 1999, by and among Orius Corp., Orius Merger Sub., Inc. and LISN Holdings, Inc.+

    2.2 -Amendment Number One to Agreement and Plan or Reorganization, dated January 13, 2000, by and among Orius Corp., Orius Merger Sub, Inc. and LISN Holdings, Inc.+

    3.1         -Second Amended and Restated Articles of Incorporation of Orius
                Corp.+

    3.2         -Bylaws of Orius Corp.+

    4.2 -Indenture, dated February 9, 2000, by and among NATG Holdings, LLC and Orius Capital Corp. (the "Issuers"), the Guaranors named therein (the "Guarantors") and United States Trust Company of New York, as trustee (the "Trustee").+

    4.3 -Supplemental Indenture, dated April 14, 2000, by and among the Issuers, Fenix Communications, Inc., Fenix Limited Partnership, the other Guarantors and the Trustee.+

    4.4 -Second Supplemental Indenture, dated July 11, 2000, by and among the Issuers, Fenix Holdings, Inc., Fenix Telecom Services Limited Partnership, Network Comprehensive Telecom, L.P., Network Cabling Holdings, Inc., Fenix Telecommunications Services, Inc.,Irwin Telecom Services, Inc., Midwest Splicing & Activation, Inc., Hattech, Inc., the other Guarantors and the Trustee.+

    4.5 -Third Supplemental Indenture, dated as of January 12, 2001, by and among the Issuers, Orius Information Technologies LLC, Orius Telecom Services, Inc., Orius Holdings, Inc., Orius Broadband Services, Inc., Orius Telecommunication Services, Inc., Orius Central Office Services, Inc., Orius Telecom Products, Inc., Orius Integrated Premise Services, Inc. and QMW Communications, Inc., the other Guarantors and the Trustee.*

    4.6 -Fourth Supplemental Indenture, dated as of February 4, 2001, by and among Sorenson Constructions Inc., K&S Construction, Inc., the Issuers, the Parent and the Trustee.*

    10.1 -Amended and Restated Credit Agreement, dated July 5, 2000, among Orius Corp., NATG Holdings, LLC, Bankers Trust Company, as Agent, and various lending institutions, with Deutsche Bank Securities, as Lead Arranger and Book Manager, Bank of America, N.A., as Syndication Agent, and First Union National Bank, as Documentation Agent.+

   Exhibit
   Number       Description
   -------      -----------

    10.2 -Orius Corp. Investor Rights Agreement, dated November 8, 1999, by and among Orius Corp., Willis Stein & Partners II, L.P., Willis Stein & Partners Dutch, L.P., LISN Holdings, Inc. and each of the other shareholders listed on the signature pages thereto.+

    10.3        -1999 Orius Management Equity Compensation Plan.+

    10.7 -Employment Agreement, dated December 14, 1999, by and between Orius Corp. and Joseph P. Powers.+

    10.8 -Employment Agreement, dated December 14, 1999, by and between Orius Corp. and Robert Agres.+

    10.9 -Senior Mangement Agreement, dated November 8, 1999, by and between Orius Corp. and William J. Mercurio.+

    10.11 -Employment Agreement, dated June 30, 1998, by and between William G. Mullen and U.S. Cable, Inc., as amended pursuant to a Letter Agreement, dated September 24, 1999.+

    10.13 -Promissory Note, dated January 16, 2000, issued by William J. Mercurio to Orius Corp.+

    10.14 -Employment Agreement, dated May 24, 2000, by and between Texel Corporation and E. Scott Kasprowicz.*

    10.15 -Employment Agreement, dated October 23, 2000, by and between Orius Corp. and Martin J. Kobs.*

    21.1        -Subsidiaries of Orius Corp.*

-----------------------

*    Filed herewith.

+ This exhibit is incorporated by reference to Orius Corp.'s Registration Statement on Form S-4, File No. 333-36952, originally filed with the SEC on May 12, 2000. Orius Corp. agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ORIUS CORP.

                                         By: /s/    WILLIAM J. MERCURIO
                                             -----------------------------------
                                                    William J. Mercurio
                                                    PRESIDENT AND
                                                    CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



              Signatures                                         Capacity                               Date
              ----------                                         --------                               ----

         /s/ William J. Mercurio              President and Chief Executive Officer, Director      March 30, 2001
-------------------------------------------   (Principal Executive Officer)
           William J. Mercurio


           /s/ Robert E. Agres                Chief Financial Officer (Principal Financial and     March 30, 2001
-------------------------------------------   Accounting Officer)
             Robert E. Agres


           /s/ Gregory M. Barr                Director                                             March 30, 2001
-------------------------------------------
             Gregory M. Barr


         /s/ Robert C. Froetscher             Director                                             March 30, 2001
-------------------------------------------
           Robert C. Froetscher


            /s/ Jack E. Reich                 Director                                             March 30, 2001
-------------------------------------------
              Jack E. Reich


        /s/ Wharton B. Rivers, Jr.            Director                                             March 30, 2001
-------------------------------------------
          Wharton B. Rivers, Jr.


             /s/ Avy H. Stein                 Director                                             March 30, 2001
-------------------------------------------
               Avy H. Stein



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

     No annual report or proxy material has been sent to security holders.