Form 10-Q
period 2001-03-31
ORIUS CORP
filed 2001-05-15
CIK 1087008

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________________to_______________

                        Commission file number 333-36952

                                   ORIUS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                               65-0894212
-------------------------------                             -------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                           Outstanding as of April 30, 2001
  ----------------------------              --------------------------------
  Common Stock, par value $.01                          25,784,329

           Orius Corp. and Subsidiaries (formerly LISN Holdings, Inc.)

                                      INDEX

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets-
                    March 31, 2001 and December 31, 2000                     3

                  Consolidated Statements of
                    Operations for the three months ended
                      March 31, 2001 and March 31, 2000                      4

                   Consolidated Statements of
                    Cash Flows for the three months ended
                      March 31, 2001 and March 31, 2000                      5

                  Notes to Consolidated Financial Statements                 6

         Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results of Operations        13

         Item 3.  Quantitative and Qualitative Disclosures
                    about Market Risk                                       16


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                         16

         Item 2.  Changes in Securities and Use of Proceeds                 17

         Item 3.  Defaults by the Company on its Senior Securities          17

         Item 4.  Results of Votes of Security Holders                      17

         Item 5.  Other Information                                         17

         Item 6(a).  Exhibits                                               18

         Item 6(b).  Reports on Form 8-K                                    19

SIGNATURES                                                                  20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           Orius Corp. and Subsidiaries (formerly LISN Holdings, Inc.)

                           Consolidated Balance Sheets


                                                                                              As of
                                                                                 ---------------------------------
                                                                                  March 31,          December 31,
                                                                                     2001                2000
                                                                                 -------------       -------------
                                                                                  (Unaudited)
ASSETS
Current assets:
     Cash and equivalents                                                        $     153,343       $     200,096
     Accounts receivable, net                                                      139,259,629         160,935,145
     Costs and estimated earnings in excess of billings                             48,763,253          37,468,544
     Inventories                                                                    27,215,143          26,222,693
     Other current assets                                                            3,516,547           3,666,632
                                                                                 -------------       -------------
             Total current assets                                                  218,907,915         228,493,110
                                                                                 -------------       -------------

Property and equipment, net                                                         71,852,758          60,577,606
Goodwill, net                                                                      466,370,499         435,575,984
Other assets                                                                        15,227,784          15,075,382
                                                                                 -------------       -------------
             Total assets                                                        $ 772,358,956       $ 739,722,082
                                                                                 =============       =============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Current portion of debt and leases                                          $  15,283,322       $  16,348,530
     Accounts payable - trade                                                       24,660,516          31,856,888
     Accrued liabilities and other                                                  39,517,029          50,475,099
                                                                                 -------------       -------------
             Total current liabilities                                              79,460,867          98,680,517
                                                                                 -------------       -------------
Long-term debt and leases                                                          645,716,046         593,151,919
Other liabilities                                                                   16,576,689          13,245,147
                                                                                 -------------       -------------
                                                                                   741,753,602         705,077,583
                                                                                 -------------       -------------

Commitments and contingencies (Note 12)                                                     --                  --
Series C participating, redeemable preferred stock, 200,000,000 authorized,
     208,865 and 205,770 issued and outstanding at March 31, 2001 and
     December 31, 2000, respectively                                               244,842,681         249,078,154
Shareholders' net capital deficiency:
     Common stock $.01 par value, 200,000,000 shares authorized,
          25,784,329 and 25,891,960 issued and outstanding at
          March 31, 2001 and December 31, 2000, respectively                           257,844             258,920
     Paid in capital                                                                35,722,106          35,051,100
     Accumulated other comprehensive income                                         (2,778,578)                 --
     Due from shareholder                                                             (267,593)           (267,593)
     Retained deficit                                                             (247,171,106)       (249,476,082)
                                                                                 -------------       -------------
             Total shareholders' net capital deficiency                           (214,237,327)       (214,433,655)
                                                                                 -------------       -------------
             Total liabilities and shareholders' net capital
                     deficiency                                                  $ 772,358,956       $ 739,722,082
                                                                                 =============       =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

           Orius Corp. and Subsidiaries (formerly LISN Holdings, Inc.)

                Consolidated Statements of Operations (Unaudited)



                                                                   Three Months Ended
                                                                        March 31,
                                                           ---------------------------------
                                                                2001                2000
                                                           -------------       -------------
Revenues                                                   $ 154,221,841       $ 156,369,334
Expenses:
     Direct costs                                            123,217,460         112,349,479
     General and administrative                               20,482,719          18,168,200
     Depreciation and amortization                             8,820,597           6,486,110
                                                           -------------       -------------
            Total operating expenses                         152,520,776         137,003,789
                                                           -------------       -------------
Income from operations                                         1,701,065          19,365,545
                                                           -------------       -------------
Other expense (income):
     Interest expense, net                                    17,599,630          14,609,458
     Other income, net                                           (85,727)            (94,067)
                                                           -------------       -------------
            Total other expenses                              17,513,903          14,515,391
                                                           -------------       -------------
Income before (benefit from) provision for income tax        (15,812,838)          4,850,154
                                                           -------------       -------------
     (Benefit from) provision for income tax                 (10,418,782)          2,404,378
                                                           -------------       -------------
Net (loss) income                                          $  (5,394,056)      $   2,445,776
                                                           =============       =============

Net (loss) income applicable to common shareholders:
     Net (loss) income as reported                         $  (5,394,056)      $   2,445,776
     Accretion and dividends on
        Series C participating
          redeemable preferred stock                           7,699,032         (11,367,986)
                                                           -------------       -------------
Net income (loss) applicable to
     common shareholders                                   $   2,304,976       $  (8,922,210)
                                                           =============       =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

           Orius Corp. and Subsidiaries (formerly LISN Holdings, Inc.)

                Consolidated Statements of Cash Flows (Unaudited)



                                                                              Three Months Ended
                                                                                  March 31,
                                                                       ---------------------------------
                                                                           2001                2000
                                                                       -------------       -------------
Cash flows from operating activities:
Net (loss) income                                                      $  (5,394,056)      $   2,445,776
Adjustments to reconcile net cash provided by (used in) operating activities:
    Depreciation and amortization                                          8,820,597           6,486,110
    Deferred taxes                                                          (140,437)                 --
    Changes in assets and liabilities
      Accounts receivable                                                 29,591,686         (11,710,902)
      Costs and estimated earnings in excess of billings                 (11,294,709)         (7,487,320)
      Inventories                                                            187,642          (3,582,599)
      Other assets                                                         1,403,793          (2,645,589)
      Accounts payable - trade                                            (9,366,114)          6,548,402
      Accrued liabilities                                                 (6,837,115)          2,862,910
                                                                       -------------       -------------
           Net cash provided by (used in) operating activities             6,971,287          (7,083,212)
                                                                       -------------       -------------
Cash flows from investing activities:
    Purchases of property and equipment                                   (9,983,412)         (6,844,888)
    Acquisitions, net of cash acquired                                   (42,451,937)        (12,000,000)
                                                                       -------------       -------------
           Net cash used in investing activities                         (52,435,349)        (18,844,888)
                                                                       -------------       -------------
Cash flows from financing activities:
    Proceeds from notes payable - bank                                    56,343,568          48,712,494
    Proceeds from issuance of senior subordinated notes                           --         150,000,000
    Distributions paid to shareholders                                            --         (11,454,413)
    Payments of notes payable - bank                                      (7,075,137)       (144,172,394)
    Amounts paid for deferred financing costs                               (351,122)         (4,626,719)
    Retirement of securities                                              (3,500,000)                 --
    Redemption of put and call securities                                         --         (41,078,322)
                                                                       -------------       -------------
           Net cash provided by (used in) financing activities            45,417,309          (2,619,354)
                                                                       -------------       -------------
Net decrease in cash                                                         (46,753)        (28,547,454)
Cash at beginning of period                                                  200,096          28,664,199
                                                                       -------------       -------------
Cash at end of period                                                  $     153,343       $     116,745
                                                                       =============       =============






              The accompanying notes are an integral part of these
                       consolidated financial statements.

           Orius Corp. and Subsidiaries (formerly LISN Holdings, Inc.)

             Notes to Consolidated Financial Statements (Unaudited)


1. BASIS OF PRESENTATION

OVERVIEW

         The interim consolidated financial statements of Orius Corp. ("Orius" or the "Company") and its subsidiaries, the successor to LISN Holdings, Inc. ("LISN") as of March 31, 2001 and December 31, 2000 include the accounts of Orius and its subsidiaries and in the opinion of management, include all necessary adjustments, consisting of only normal recurring adjustments, to present fairly the consolidated financial position and results of operations of the Company for the periods presented. The accompanying consolidated financial statements have been prepared by the Company, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Accordingly, these unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, and notes thereto, for the year ended December 31, 2000. Reported interim results of operations are not necessarily indicative of those expected for the year.

2. STOCK SPLIT

         On March 9, 2000, the Orius Board of Directors ratified a 10 for 1 stock split. All share amounts presented in these financial statements have been restated to reflect the split.

3. ACCOUNTING CHANGE

         On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be recorded on the balance sheet at their fair value. Derivatives that are not hedges are recorded at fair value through earnings. Changes in the fair values of derivatives designated as fair-value hedges are recognized in earnings as offsets to changes in the fair value of the underlying asset or liability. For derivatives designated as cash-flow hedges, changes in the fair values are deferred and recorded in other comprehensive income until the hedged transaction occurs and is recognized in earnings. The ineffective portion of a hedging derivative is immediately recognized in earnings. The implementation of SFAS No. 133 did not have a material impact on our results of operations or financial position at adoption and during the first quarter of 2001.

         Our risk-management policies and objectives for holding hedging instruments have not changed with the adoption of Statement of Financial Accounting Standards No. 133. At March 31, 2001, $2.8 million representing fair values of derivative contracts is included in other non-current liabilities.

           Orius Corp. and Subsidiaries (formerly LISN Holdings, Inc.)

4. COMPREHENSIVE INCOME

         Comprehensive income for the quarters ended March 31, 2001 and 2000 was as follows:

                                                        2001         2000
                                                    -----------      ----
Transition adjustment
     adoption of SFAS No. 133                       $(1,537,437)     $ --

Net loss                                             (5,394,056)       --

Changes related to cash flow derivative hedges       (1,241,141)       --
                                                    -----------      ----

Total comprehensive income                          $(8,172,634)     $ --
                                                    ===========      ====





5. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

         Costs and estimated earnings, and related billings on uncompleted projects at March 31, 2001 and December 31, 2000 are as follows:


                                                               2001               2000
                                                           ------------       ------------
Costs and estimated earnings on uncompleted contracts      $ 73,605,394       $ 64,956,701
Billings to date                                             24,842,141         27,488,157
                                                           ------------       ------------
Net costs and earnings in excess of billings               $ 48,763,253       $ 37,468,544
                                                           ============       ============
Costs and estimated earnings in excess of billings         $ 51,403,758       $ 38,046,382
Billings in excess of costs and estimated earnings           (2,640,505)          (577,838)
                                                           ------------       ------------
Net costs and earnings in excess of billings               $ 48,763,253       $ 37,468,544
                                                           ============       ============

6. ACQUISITIONS

          During the first quarter 2001, the Company completed the acquisition of the assets of Quality Metal Works, Inc. ("QMW"), and acquired K&S Construction, Inc. ("K&S"), Sorenson Construction, Inc. and the assets of Sorenson Leasing, Inc. ("Sorenson"). The total purchase consideration of $47.6 million, consisting of $35.0 million cash (net of $.3 million cash acquired and $3.4 million accrued purchase price adjustment) and $8.9 million in common stock, preferred stock and junior subordinated debt, exceeded the fair value of the tangible net assets acquired by $35.3 million, which is being amortized on a straight-line basis over 25 years. Results of QMW, K&S and Sorenson have been included in the consolidated results of the Company from the date of acquisition. Additionally, during 2001, certain purchase price adjustments in the amount of approximately $7.5 million was paid to former stockholders related to a 1999 acquisition.

         Shares issued in connection with these transactions were valued using valuation models that take into account earnings multiples of comparable companies.

         The following unaudited pro forma financial information represents the unaudited pro forma results of operations as if the aforementioned acquisitions were completed on January 1, 2000. These pro forma results give effect to increased interest expense for acquisition-related debt and amortization of related goodwill. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of operations which would have been achieved had these acquisitions been completed on January 1, 2000, nor are the results indicative of the Company's future results of operations.

                                       Three Months Ended
                                            March 31,
                                  ---------------------------
                                    2001              2000
                                  ---------         ---------
                                         (in thousands)

         Revenues                 $ 154,798         $ 178,911
         Net (loss) income           (5,551)            1,485

           Orius Corp. and Subsidiaries (formerly LISN Holdings, Inc.)

7. ACCOUNTS RECEIVABLE

         The allowance for doubtful accounts was $3,568,073 and $1,193,999 at March 31, 2001 and December 31, 2000, respectively. Included in accounts receivable at March 31, 2001 are unbilled receivables of $12,545,711 and retainage of $10,520,412.

         The balances billed but not paid by customers pursuant to retainage provisions in customer contracts will be due upon completion of the contracts, substantially all of the retention balances at March 31, 2001 are expected to be collected within the next twelve months. Unbilled accounts receivable relate to the Company's unit based contracts and represent revenue the Company is entitled to based upon the units delivered as of the balance sheet date.

         Accounts receivable consist of the following:

                                            March 31,       December 31,
                                              2001              2000
                                          ------------      ------------

Contract billing                          $130,586,703      $146,678,544
Retainage                                   10,520,412        12,806,446
Other receivables                            1,720,587         2,644,154
                                          ------------      ------------
    Total                                  142,827,702       162,129,144
Less allowance for doubtful accounts         3,568,073         1,193,999
                                          ------------      ------------
    Accounts receivable, net              $139,259,629      $160,935,145
                                          ============      ============


8. LONG TERM DEBT AND CAPITAL LEASES

         On December 15, 1999, NATG Holdings, LLC ("NATG") and Orius Capital Corp. ("Capital Corp."), each wholly owned subsidiaries of the Company, entered into a credit agreement with Deutsche Bank Securities, Inc., Bankers Trust and a syndication of banks. The credit agreement includes a revolving credit facility, in an aggregate amount not to exceed $100 million at any time, maturing on December 15, 2004, and a $275 million senior secured term loan credit facility. The term loan facility is allocated among a $75 million Term Loan A with a letter of credit facility, maturing on December 15, 2004; and a $200 million Term Loan B facility, maturing on December 15, 2006.

         Amounts under the revolving credit facility and Term Loan A facility bear interest, at NATG's choice, at either the Federal Funds Rate plus 0.50% or the Eurodollar rate, in each case plus an applicable

           Orius Corp. and Subsidiaries (formerly LISN Holdings, Inc.)

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

         During the first quarter of 2000, the NATG and Capital Corp. completed a private offering of $150 million of 12.75% Senior Subordinated Notes due 2010. The notes are guaranteed by all of the Company's subsidiaries. A portion of the proceeds from this offering was used to pay down the principal amount outstanding on Term Loan B. In September 2000, NATG exchanged the notes for substantially identical notes that were registered under the Securities Act of 1933, as amended.

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

         The senior credit facility also contains affirmative and negative covenants relating to the Company's operations. The Company was in compliance with these covenants at March 31, 2001. However, should the cash flows from operations for the quarter ending June 30, 2001 not increase over levels achieved during the quarter ended March 31, 2001, the Company will violate one or more of the covenants contained in the Company's senior credit facility. In such event, the Company intends to seek a waiver of such covenants. No assurance can be given that the Company will be able to obtain a waiver. Additionally, the Company is subject to certain working capital restrictions and is restricted from declaring or paying any dividends or making distributions on or in respect of its capital stock.

         As of March 31, 2001 and December 31, 2000, long-term debt and capital lease obligations consisted of the following:


                                                                                       2001               2000
                                                                                   ------------       ------------
Revolving credit facility, maturing on December 15, 2004; interest rate of prime or Federal Funds Rate plus 0.50% or Eurodollar Rate, plus a margin of 0.75%
     to 2.0% or 1.75% to 3.0%, respectively, determined based on the most recent total debt to EBITDA ratio. The interest rate at March 31, 2001 was 8.54%
     and at December 31, 2000 was 9.5%.                                            $ 61,500,000       $ 10,000,000

Term Loan A, amortizing with final payment due December 15, 2004; interest rate of prime or Federal Funds Rate plus 0.50% or Eurodollar Rate, plus a margin of 0.75% to 2.0% or 1.75% to 3.0%, respectively, determined based on most recent total debt to EBITDA ratio. The interest rate at March 31, 2001 was
     7.78% and at December 31, 2000 was 9.51%.                                       66,187,500         70,500,000




                                                                                       2001               2000
                                                                                   ------------       ------------
Term Loan B, amortizing with final payment due December 15, 2006; interest rate of prime or Federal Funds Rate plus 0.50% or Eurodollar Rate, plus a margin of 2.5% to 3.5%. The interest rate at March 31, 2001
     was 8.53% and at December 31, 2000 was 10.3%.                                  155,392,315        156,179,110

Term Loan C, amortizing with final payment due December 15, 2007; interest rate of prime or Federal Funds Rate plus 0.50% or Eurodollar Rate, plus a margin
     3.75%. The interest rate at March 31, 2001 was
     8.93% and at December 31, 2000 was 10.55%.                                      59,550,000         59,850,000

Senior Subordinated Notes, interest paid semiannually with maturity on
     February 1, 2010; interest rate of 12.75%                                      150,000,000        150,000,000

Junior Subordinated Notes including accrued interest of $21,198,710 and
     $17,699,830 at March 31, 2001 and December 31, 2000, respectively, maturing on the later of December 15, 2009 or the first anniversary of the date on which any debt in a high yield offerings is repaid; interest rate
     of 12%                                                                         165,489,396        159,981,898

Other debt and capital lease obligations                                              2,880,157          2,989,441
                                                                                   ------------       ------------
          Total debt and capital lease obligations                                  660,999,368        609,500,449
Less current portion                                                                (15,283,322)       (16,348,530)
                                                                                   ------------       ------------
          Long-term debt                                                           $645,716,046       $593,151,919
                                                                                   ============       ============


9. SERIES C PARTICIPATING PREFERRED STOCK

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

         At March 31, 2001 and December 31, 2000, the total recorded value of the Series C preferred stock has been determined based upon purchase price of $1,000 per share, accrued and unpaid dividends of $31,423,744 and $25,190,192, respectively, and a value per common share of $1.52 and $6.01, respectively. Value per common share is adjusted quarterly based upon the Company's performance, recent transactions and comparable trading multiples. For the three months ended March 31, 2001, the decrease in the estimated value of the Company's common stock has resulted in a reduction of $13,932,584 in the redemption value of the Series C preferred stock. This reduction has been recorded as a decrease in the retained deficit and an increase in the income available to common shareholders.

10. PROVISIONS FOR INCOME TAX

         During the quarter ended March 31, 2001, the estimated effective tax rate is 66%. This rate was calculated using the forecasted full year tax rate based on forecasted pretax earnings. This rate is

           Orius Corp. and Subsidiaries (formerly LISN Holdings, Inc.)

influenced by the non-deductible amortization of goodwill associated with the Company's acquisitions.


11. SEGMENTS

         To strategically manage its business, the Company has designated two operating segments. The internal telecom service market provides engineering, furnishing and installation of network equipment and related components and maintenance services. The external telecom services segment provides installation, design engineering and maintenance of fiber optic, coaxial and copper cable networks for the telecom industry.

         Identifiable assets for each operating segment are as follows:

                                                  As of
                                   ----------------------------------
                                     March 31,           December 31,
                                       2001                  2000
                                   ------------          ------------

Internal telecom services          $127,485,515          $116,842,388
External telecom services           162,686,533           171,342,581
                                   ------------          ------------
Total identifiable assets           290,172,048           288,184,969
Goodwill                            466,370,499           435,575,984
Corporate                            15,816,409            15,961,129
                                   ------------          ------------

Total assets                       $772,358,956          $739,722,082
                                   ============          ============


                                                          Three Months Ended
                                                            March 31, 2001
                                       -----------------------------------------------------------
                                          Internal              External              Total
                                       -----------------    ------------------   -----------------
         Revenues                          $ 78,910,139          $ 75,311,702       $ 154,221,841
         Income before benefit from
            income taxes(1)                $ (4,696,188)        $ (11,116,650)      $ (15,812,838)



                                                          Three Months Ended
                                                            March 31, 2000
                                       -----------------------------------------------------------
                                          Internal              External              Total
                                       -----------------    ------------------   -----------------
         Revenues                          $ 93,327,130          $ 63,042,204       $ 156,369,334
         Income before provision
            for income taxes(1)             $ 2,766,392           $ 2,083,762         $ 4,850,154



(1) Income before provision for income taxes have been impacted by an allocation of corporate expenses based on a percentage of revenue.

           Orius Corp. and Subsidiaries (formerly LISN Holdings, Inc.)

12. COMMITMENTS AND CONTINGENCIES

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

         Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such forward looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in such forward looking statements, such factors include general economic and business conditions, telecom infrastructure service competition, the impact of federal regulation and changes in other laws affecting the Company. For a discussion of risks, you are urged to refer to "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

HISTORICAL RESULTS OF OPERATIONS

         Given our significant number of acquisitions any analysis of revenues, cost of revenues, general and administrative expenses, and other items, could be inappropriate for comparison purposes. Accordingly, the discussion below of the Company's results of operations includes a discussion of the Company's historical results of operations and then a discussion of the Company's unaudited pro forma results of operations.

         The following table sets forth, as a percentage of revenue earned, certain items in the Company's Consolidated Statements of Operations for the periods indicated:


                                                                 Three Months Ended March 31,
                                                       ------------------------------------------------
                                                                2001                      2000
                                                       --------------------        --------------------
                                                                     (dollars in thousands)

Revenues                                               $154,222     100.0 %        $156,369     100.0 %

Expenses:
     Direct costs                                       123,217      79.9 %         112,349      71.8 %
     General and administrative                          20,483      13.3 %          18,168      11.6 %
     Depreciation and amortization                        8,821       5.7 %           6,486       4.1 %
                                                       --------                    --------
            Total                                       152,521      98.9 %         137,003      87.6 %
                                                       --------                    --------
Interest expense, net                                    17,600      11.4 %          14,610       9.3 %
Other income, net                                           (86)     (0.1)%             (94)     (0.1)%
                                                       --------                    --------
Income (loss) before taxes                              (15,813)    (10.3)%           4,850       3.1 %
                                                       --------                    --------
     (Benefit from) provision for income tax            (10,419)     (6.8)%           2,404       1.5 %
                                                       --------                    --------
Net income (loss)                                      $ (5,394)     (3.5)%        $  2,446       1.6 %
                                                       ========                    ========


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

REVENUE. Revenue for the period decreased 1.4%, or $2.1 million, from $156.4 million for the three months ended March 31, 2000 to $154.2 million for the three months ended March 31, 2001. This decrease was due to a slowdown in project related work in our external segment, partially offset by increased demand for central office services in our internal segment.

DIRECT COSTS. Direct costs increased 9.7%, or $10.9 million, from $112.4 million for the three months ended March 31, 2000 to $123.2 million for the three months ended March 31, 2001. As a percent of revenue direct costs increased 8.1% to 79.9% for the three months ended March 31, 2001 from 71.8% for the three months ended March 31, 2000. This increase was due to competitive pricing pressure and absorption of fixed costs over a lower revenue base.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 12.7%, or $2.3 million, from $18.2 million for the three months ended March 31, 2000 to $20.5 million for the three months ended March 31, 2001. Increase in general and administrative expenses are related to the increase in activity in the internal segment and holding company.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 36.0%, or $2.3 million, from $6.5 million for the three months ended March 31, 2000 to $8.8 million for the three months ended March 31, 2001. The increase in amortization and depreciation expense is mainly due to the acquisitions and related amortization of goodwill and depreciation of assets associated with the related acquisitions.

INTEREST EXPENSE. Interest expense increased 20.5%, or $3.0 million, from $14.6 million for the three months ended March 31, 2000 to $17.6 million for the period ended March 31, 2001. This increase in interest was due to the higher levels of debt incurred under our senior credit facilities in connection with our working capital requirements and acquisition activity.

PROVISION FOR INCOME TAXES. For the period ended March 31, 2001 the provision for income taxes decreased 533.0%, or $12.8 million, from a provision of $2.4 million for the three months ended March 31, 2000 to a benefit of $10.4 million for the three months ended March 31, 2001. This decrease is due to the first quarter loss and the expected annualized effective tax rate for 2001. The provision is impacted by the amortization of non-deductible goodwill associated with our acquisitions.

PRO FORMA RESULTS OF OPERATIONS

         The following table, and the period-to-period comparisons which follow, set forth unaudited pro forma financial data for the periods indicated. This pro forma financial data has been derived by the application of pro forma adjustments to our historical Consolidated Financial Statements and to each of the four companies we acquired in 2000 and the three companies we acquired in 2001. For purposes of the discussion below, we have included unaudited pro forma financial data because we believe it provides a more meaningful basis for period-to-period comparisons than the actual historical financial data. Due to the significant number of acquisitions that we have completed within the relevant periods, our historical financial statements are not reflective of our ongoing operations. To improve the comparability of the periods set forth below, and to assist you in better understanding the changes in our operations over these periods, we have provided this pro forma information for informational purposes only. This pro forma financial data should not be viewed as a substitute for our results of operations calculated in accordance with generally accepted accounting principles. In addition, the following pro forma financial data does not purport to represent our results of operations had these transactions occurred at the beginning of the periods presented, nor does it purport to be indicative of future results of operations.

                                        Pro Forma Financial Results
                                        Three Months Ended March 31,
                           ---------------------------------------------------
                                    2001                         2000
                           ----------------------       ----------------------
                              $               %            $               %
                           -------          -----       -------          -----
                                         (dollars in thousands)
Statement of
Operations Data:
   Revenue                 154,798          100.0%      178,911          100.0%
   Direct costs            123,618           79.9%      126,821           70.9%
   General and
     administrative         20,622           13.3%       21,345           11.9%
                           -------          -----       -------          -----
   EBITDA*                  10,558            6.8%       30,745           17.2%


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

PRO FORMA THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO PRO FORMA THREE MONTHS ENDED MARCH 31, 2000

REVENUE. Revenue decreased 13.5% for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This decrease was attributable to a 27.2% decrease in the external services segment revenues due to a marked slowdown of project related work. This decrease was offset somewhat by a 5.7% increase in revenue in the internal segment driven by a general increase in demand for central office services.

DIRECT COSTS. Direct costs decreased 2.5% for the three months ended March 31, 2001 compared to the three months ended March 31, 2000, due to reduced levels of activity associated with the decreased revenue base. Direct costs as a percent of revenues increased 9.0% from 70.9% to 79.9% for the three months ended March 31, 2000 and 2001, respectively. The majority of the increase was due to competitive pricing pressure and absorption of fixed costs over a lower revenue base.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 3.4% for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The decrease was due to a reduced payroll and other expenses resulting from a reduction in support staff to service the lower levels of activity. As a percent of revenue, the level of general and administrative expenses increased 1.4% from 11.9% for the three months ended March 31, 2000 to 13.3% for the three months ended March 31, 2001.

DEPRECIATION AND AMORTIZATION. As a percent of revenue, depreciation and amortization expense was 5.7% and 4.9% for the three months ended March 31, 2001 and 2000, respectively, based on normalized levels at March 31, 2001.

INTEREST EXPENSE. As a percent of revenue, interest expense was 11.3% and 9.8% for the three months ended March 31, 2001 and 2000, respectively, based on normalized levels at March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's needs for capital are attributable primarily to its needs for equipment to support customer contracts and its needs for working capital sufficient to meet general corporate purposes. In addition, the Company used $35.0 million to purchase three companies during the first three months of fiscal 2001. These purchases are expected to expand the Company's market share and geographic footprint. These purchases were financed by borrowings from the Company's bank credit facility. Capital expenditures have been financed by borrowings from the Company's credit line and internal cash flow. The Company's sources of cash have been from operating activities and bank borrowings.

         Net cash provided by operating activities was $7.0 million for the three months ended March 31, 2001 compared to ($7.1) million for the three months ended March 31, 2000. Revenues are the primary sources of operating cash flow. Working capital items provided $3.7 million of operating cash flow for the three-month period ended March 31, 2001, principally through a decrease in accounts receivable.

         In the three months ended March 31, 2001, net cash used in investing activities was $52.4 million as compared to $18.8 million for the three months ended March 31, 2000. For the three months ended March 31, 2001 cash used for capital expenditures was $10.0 million compared to $6.8 million for the three months ended March 31, 2000. These expenditures were for normal purchases of new equipment, and replacement of existing equipment.

         In the three months ended March 31, 2001, net cash provided by financing activities was $45.4 million, as compared to ($2.6) million for the three months ended March 31, 2000. The first quarter 2001 financing activities are primarily attributable to the proceeds from borrowing on debt facilities. The first quarter of 2000 reflects the activity associated with the issue of Senior Subordinated Notes.

         Our senior credit facility and the indenture governing the notes contain numerous restrictive covenants, including, among other things, covenants that limit our ability to borrow money, make capital expenditures, use assets as security in other transactions, pay dividends, incur contingent obligations, sell assets and enter into leases and transactions with affiliates. For a description of our credit facility, see Note 8 to the Consolidated Financial Statements.

         During the quarter ended March 31, 2001, the Company was in compliance with both negative and affirmative covenants required under our senior credit agreement, see Note 8 to the Consolidated Financial Statements. However, should the cash flows from operations for the quarter ending June 30, 2001 not increase over levels achieved during the quarter ended March 31, 2001, the Company will violate one or more of the covenants contained in the Company's senior credit facility. In such event, the Company intends to seek a waiver of such covenants. No assurance can be given that the Company will be able to obtain a waiver.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See Management's Discussion and Analysis of Financial Condition and Result of Operations ("Risk Factors") and Quantitative and Qualitative Disclosures about Market Risk in Orius' most recent annual report filed on Form 10-K. There has been no material change in this information.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         We occasionally are a party to legal proceedings incidental to our ordinary business operations. At present, we are not party to any pending legal proceedings that we believe could have a material adverse effect on our business, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         Orius completed the acquisition of QMW Communications, Inc. in January 2001 and K & S Construction, Inc., Sorenson Construction, Inc. and Sorenson Leasing, Inc. in February 2001. As partial consideration for the purchase of these companies, Orius issued the former owners of these companies shares of its common stock, Series C preferred stock and Junior Subordinated Notes in the amounts set forth below. These issuances were exempt from registration under
Section 4(2) of the Securities Act as transactions not involving a public offering.

         During the quarter ended March 31, 2001, Orius sold the following securities related to the 2001 acquisitions that were not registered under the Securities Act of 1933, as amended; 66,718 shares of common stock, 4,475 shares of Series C preferred stock and at aggregate of $3,633,507 principal amount of Junior Subordinated Notes. No underwriting discounts or commissions were paid in connection with any of these sales.

         During the first quarter of 2001, Orius issued options to purchase an aggregate of 69,712 shares of its common stock to its employees in reliance on Rule 701 under the Securities Act.

ITEM 3. DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

        None.


ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS

        None.


ITEM 5. OTHER INFORMATION

        None.

ITEM 6(A). EXHIBITS

  Exhibit
  Number                              Description
  -------                             -----------

    2.1 -Agreement and Plan of Reorganization, dated November 8, 1999, by and among Orius Corp., Orius Merger Sub., Inc. and LISN Holdings, Inc.+
    2.2 -Amendment Number One to Agreement and Plan or Reorganization, dated January 13, 2000, by and among Orius Corp., Orius Merger Sub, Inc. and LISN Holdings, Inc.+
    3.1        -Second Amended and Restated Articles of Incorporation of Orius
               Corp.+
    3.2        -Bylaws of Orius Corp.+
    4.2 -Indenture, dated February 9, 2000, by and among NATG Holdings, LLC and Orius Capital Corp. (the "Issuers"), the Guarantors named therein (the "Guarantors") and United States Trust Company of New York, as trustee (the "Trustee").+
    4.3 -Supplemental Indenture, dated April 14, 2000, by and among the Issuers, Fenix Communications, Inc., Fenix Limited Partnership, the other Guarantors and the Trustee.+
    4.4 -Second Supplemental Indenture, dated July 11, 2000, by and among the Issuers, Fenix Holdings, Inc., Fenix Telecom Services Limited Partnership, Network Comprehensive Telecom, L.P., Network Cabling Holdings, Inc., Fenix Telecommunications Services, Inc.,Irwin Telecom Services, Inc., Midwest Splicing & Activation, Inc., Hattech, Inc., the other Guarantors and the Trustee.+
    4.5 -Third Supplemental Indenture, dated as of January 12, 2001, by and among the Issuers, Orius Information Technologies LLC, Orius Telecom Services, Inc., Orius Holdings, Inc., Orius Broadband Services, Inc., Orius Telecommunication Services, Inc., Orius Central Office Services, Inc., Orius Telecom Products, Inc., Orius Integrated Premise Services, Inc. and QMW Communications, Inc., the other Guarantors and the Trustee.++
    4.6 -Fourth Supplemental Indenture, dated as of February 4, 2001, by and among Sorenson Constructions Inc., K&S Construction, Inc., the Issuers, the Parent and the Trustee.++
    4.7 -Fifth Supplemental Indenture, dated as of April 9, 2001, by and among Orius Telecommunication Services (WI), Inc., Orius Telecommunication Holdings (WI), Inc., Orius Telecommunication Services (WI) Limited Partnership, the Issuers, the Parent and the Trustee.*
    10.1 -Amended and Restated Credit Agreement, dated July 5, 2000, among Orius Corp., NATG Holdings, LLC, Bankers Trust Company, as Agent, and various lending institutions, with Deutsche Bank Securities, as Lead Arranger and Book Manager, Bank of America, N.A., as Syndication Agent, and First Union National Bank, as Documentation Agent.+
    10.2 -Orius Corp. Investor Rights Agreement, dated November 8, 1999, by and among Orius Corp., Willis Stein & Partners II, L.P., Willis Stein & Partners Dutch, L.P., LISN Holdings, Inc. and each of the other shareholders listed on the signature pages thereto.+
    10.3       -1999 Orius Management Equity Compensation Plan.+
    10.7 -Employment Agreement, dated December 14, 1999, by and between Orius Corp. and Joseph P. Powers.+

   Exhibit
   Number                             Description
   -------                            ------------

    10.8 -Employment Agreement, dated December 14, 1999, by and between Orius Corp. and Robert Agres.+
    10.9 -Senior Management Agreement, dated November 8, 1999, by and between Orius Corp. and William J. Mercurio.+
    10.11 -Employment Agreement, dated June 30, 1998, by and between William G. Mullen and U.S. Cable, Inc., as amended pursuant to a Letter Agreement, dated September 24, 1999.+
    10.13 -Promissory Note, dated January 16, 2000, issued by William J. Mercurio to Orius Corp.+
    10.14 -Employment Agreement, dated May 24, 2000, by and between Texel Corporation and E. Scott Kasprowicz.++
    10.15 -Employment Agreement, dated October 23, 2000, by and between Orius Corp. and Martin J. Kobs.++

-----------------------

  *  Filed herewith.

  + This exhibit is incorporated by reference to Orius Corp.'s Registration Statement on Form S-4, File No. 333-36952, originally filed with the SEC on May 12, 2000. Orius Corp. agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.

  ++ This exhibit is incorporated by reference to Orius Corp.'s Annual Report filed April 2, 2001 on Form 10-K.

Item 6(B). Reports On Form 8-K

         No reports on Form 8-K were filed by Orius Corp. during the quarter ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ORIUS CORP.





Date:  May 15, 2001          By: /s/ ROBERT E. AGRES
                                 -----------------------------------------------
                                 Robert E. Agres
                                 Senior Vice President - Chief Financial Officer (Principal Financial and Accounting Officer)