Form 10-Q
period 2001-06-30
ORIUS CORP
filed 2001-08-14
CIK 1087008

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

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


                            1000 Hart Road, Suite 140
                           Barrington, Illinois 60010
--------------------------------------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (847) 277-8444
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                 Outstanding as of July 31, 2001
                  ----------              -------------------------------

         Common Stock, par value $.01                25,785,014

           Orius Corp. and Subsidiaries (formerly LISN Holdings, Inc.)

                                      INDEX

                                                                                                Page

                                                                                                ----
PARTI. FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets-
                    June 30, 2001 and December 31, 2000                                          3

                  Consolidated Statements of
                    Operations for the three and six months ended
                      June 30, 2001 and June 30, 2000                                            4

                   Consolidated Statements of
                    Cash Flows for the six months ended
                      June 30, 2001 and June 30, 2000                                            5

                  Notes to Consolidated Financial Statements                                     6

         Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results of Operations                            14

         Item 3.  Quantitative and Qualitative Disclosures
                    about Market Risk                                                           17


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                             17

         Item 2.  Changes in Securities and Use of Proceeds                                     17

         Item 3.  Defaults by the Company on its Senior Securities                              17

         Item 4.  Results of Votes of Security Holders                                          17

         Item 5.  Other Information                                                             17

         Item 6.  Exhibits and Reports on Form 8-K                                              17


SIGNATURES                                                                                      19

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

          Orius Corp. and Subsidiaries (formerly LISN Holdings, Inc.)

                          Consolidated Balance Sheets

                                                                                            AS OF
                                                                          --------------------------------------------
                                                                              JUNE 30,               DECEMBER 31,
                                                                                2001                     2000
                                                                          ------------------      --------------------
                                                                             (UNAUDITED)
ASSETS
Current assets:
     Cash and equivalents                                                 $      18,037,033       $           200,096
     Accounts receivable, net                                                   140,212,450               160,935,145
     Costs and estimated earnings in excess of billings                          40,545,690                37,468,544
     Inventories                                                                 26,413,411                26,222,693
     Other current assets                                                         5,933,065                 3,666,632
                                                                          ------------------      --------------------
             Total current assets                                               231,141,649               228,493,110
                                                                          ------------------      --------------------
Property and equipment, net                                                      70,502,249                60,577,606
Goodwill, net                                                                   463,550,837               435,575,984
Other assets                                                                     14,337,722                15,075,382
                                                                          ------------------      --------------------
             Total assets                                                 $     779,532,457       $       739,722,082
                                                                          ==================      ====================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Current portion of debt and leases                                   $      19,644,601       $        16,348,530
     Accounts payable - trade                                                    22,783,255                31,856,888
     Accrued liabilities and other                                               44,374,429                50,475,099
                                                                          ------------------      --------------------
             Total current liabilities                                           86,802,285                98,680,517
                                                                          ------------------      --------------------
Long-term debt and leases                                                       659,518,462               593,151,919
Other liabilities                                                                17,304,863                13,245,147
                                                                          ------------------      --------------------
                                                                                763,625,610               705,077,583
                                                                          ------------------      --------------------

Commitments and contingencies (Note 13)                                                  --                        --
Series C participating, redeemable preferred stock, 200,000,000 authorized,
     208,911 and 205,770 issued and outstanding at June 30, 2001 and
     December 31, 2000, respectively                                            250,526,849               249,078,154
Shareholders' net capital deficiency:
     Common stock $.01 par value, 200,000,000 shares authorized,
          25,785,014 and 25,891,960 issued and outstanding at
          June 30, 2001 and December 31, 2000, respectively                         257,850                   258,920
     Paid in capital                                                             35,744,706                35,051,100
     Accumulated other comprehensive income                                      (2,154,492)                        -
     Due from shareholder                                                          (276,353)                 (267,593)
     Retained deficit                                                          (268,191,713)             (249,476,082)
                                                                          ------------------      --------------------
             Total shareholders' net capital deficiency                        (234,620,002)             (214,433,655)
                                                                          ------------------      --------------------
             Total liabilities and shareholders' net capital
                      deficiency                                          $      779,532,457       $       739,722,082
                                                                          ==================      ====================

  The accompanying notes are an integral part of these consolidated financial statements.

           Orius Corp. and Subsidiaries (formerly LISN Holdings, Inc.)

                Consolidated Statements of Operations (Unaudited)


                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                            JUNE 30,
                                            ------------------------------------   -----------------------------------
                                                  2001               2000               2001               2000
                                            -----------------  -----------------   ----------------   ----------------

Revenues                                    $    147,744,279   $    193,498,899    $   301,966,120    $   349,868,233
Expenses:
     Direct costs                                113,194,656        138,332,216        236,412,116        250,681,695
     General and administrative                   18,455,820         18,860,733         38,938,539         37,028,933
     Depreciation and amortization                 8,746,739          7,274,368         17,567,336         13,760,478
     Restructuring                                 1,729,772                 --          1,729,772                 --
                                            -----------------  -----------------   ----------------   ----------------
            Total operating expenses             142,126,987        164,467,317        294,647,763        301,471,106
                                            -----------------  -----------------   ----------------   ----------------
Income from operations                             5,617,292         29,031,582          7,318,357         48,397,127
                                            -----------------  -----------------   ----------------   ----------------
Other expense (income):
     Interest expense, net                        17,941,584         16,294,503         35,541,214         30,903,961
     Other income, net                              (129,658)            (1,716)          (215,385)           (95,783)
                                            -----------------  -----------------   ----------------   ----------------
            Total other expenses                  17,811,926         16,292,787         35,325,829         30,808,178
                                            -----------------  -----------------   ----------------   ----------------
Income before (benefit from)
     provision for income tax                    (12,194,634)        12,738,795        (28,007,472)        17,588,949
                                            -----------------  -----------------   ----------------   ----------------
     (Benefit from) provision for income
        tax                                        3,191,386          7,893,500         (7,227,396)        10,297,878
                                            -----------------  -----------------   ----------------   ----------------
Net (loss) income                           $    (15,386,020)  $      4,845,295    $   (20,780,076)   $     7,291,071
                                            =================  =================   ================   ================

Net loss applicable to common shareholders:
     Net (loss) income as reported             $ (15,386,020)       $ 4,845,295      $ (20,780,076)       $ 7,291,071
     Accretion and dividends on
        Series C participating
          redeemable preferred stock              (5,634,587)       (20,111,466)         2,064,445        (31,479,452)
                                            -----------------  -----------------   ----------------   ----------------
Net loss applicable to
     common shareholders                    $    (21,020,607)  $    (15,266,171)   $   (18,715,631)   $   (24,188,381)
                                            =================  =================   ================   ================


  The accompanying notes are an integral part of these consolidated financial statements.

           Orius Corp. and Subsidiaries (formerly LISN Holdings, Inc.)

                Consolidated Statements of Cash Flows (Unaudited)


                                                                                    SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                           ---------------------------------------
                                                                                2001                   2000
                                                                           ----------------      -----------------
Cash flows from operating activities:
Net (loss) income                                                          $   (20,780,076)      $      7,291,071
Adjustments to reconcile net cash provided by operating
    activities:
    Depreciation and amortization                                               17,567,336             13,760,478
    Accrued interest - junior subordinated notes                                 9,688,254              8,428,116
    Deferred taxes                                                                 192,030                     --
    Changes in assets and liabilities
      Accounts receivable                                                       28,638,864            (25,315,688)
      Costs and estimated earnings in excess of billings                        (3,077,146)                    --
      Inventories                                                                  989,374             (7,260,264)
      Other assets                                                                (122,663)               417,416
      Accounts payable - trade                                                 (11,303,493)             8,846,591
      Accrued liabilities                                                          308,875              4,053,623
                                                                           ----------------      -----------------
           Net cash provided by operating activities                            22,101,355             10,221,343
                                                                           ----------------      -----------------
Cash flows from investing activities:
    Purchases of property and equipment                                        (12,283,752)           (13,165,801)
    Acquisitions, net of cash acquired                                         (46,618,688)           (59,522,642)
                                                                           ----------------      -----------------

           Net cash used in investing activities                               (58,902,440)           (72,688,443)
                                                                           ----------------      -----------------
Cash flows from financing activities:
    Proceeds from notes payable - bank                                          68,920,179            100,105,171
    Proceeds from issuance of senior subordinated notes                                 --            150,000,000
    Distributions paid to shareholders                                                  --            (11,454,413)
    Payments of notes payable - bank                                           (10,431,035)          (151,639,902)
    Amounts paid for deferred financing costs                                     (351,122)            (4,626,719)
    Retirement of securities                                                    (3,500,000)                    --
    Issuance of common stock                                                            --            (48,581,236)
                                                                           ----------------      -----------------
           Net cash provided by financing activities                            54,638,022             33,802,901
                                                                           ----------------      -----------------

Net increase (decrease) in cash                                                 17,836,937            (28,664,199)
Cash at beginning of period                                                        200,096             28,664,199
                                                                           ----------------      -----------------
Cash at end of period                                                      $    18,037,033       $             --
                                                                           ================      =================

        The accompanying notes are an integral part of these consolidated financial statements.

           Orius Corp. and Subsidiaries (formerly LISN Holdings, Inc.)

             Notes to Consolidated Financial Statements (Unaudited)

1.       BASIS OF PRESENTATION

OVERVIEW

         The interim consolidated financial statements of Orius Corp. and its subsidiaries ("Orius" or the "Company"), the successor to LISN Holdings, Inc. ("LISN"), as of June 30, 2001 and December 31, 2000 include the accounts of Orius and its subsidiaries and in the opinion of management, include all necessary adjustments, consisting of only normal recurring adjustments, to present fairly the consolidated financial position and results of operations of the Company for the periods presented. The accompanying consolidated financial statements have been prepared by the Company, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Accordingly, these unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, and notes thereto, for the year ended December 31, 2000. Reported interim results of operations are not necessarily indicative of those expected for the year ending December 31, 2001.

2.       STOCK SPLIT

         On March 9, 2000, the Orius Board of Directors ratified a 10 for 1 stock split. All share amounts presented in these financial statements have been restated to reflect the split.

3.       ACCOUNTING CHANGE

         On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be recorded on the balance sheet at their fair value. Derivatives that are not hedges are recorded at fair value through earnings. Changes in the fair values of derivatives designated as fair-value hedges are recognized in earnings as offsets to changes in the fair value of the underlying asset or liability. For derivatives designated as cash-flow hedges, changes in the fair values are deferred and recorded in other comprehensive income until the hedged transaction occurs and is recognized in earnings. The ineffective portion of a hedging derivative is immediately recognized in earnings. The implementation of SFAS No. 133 did not have a material impact on our results of operations or financial position at adoption and during the first and second quarter of 2001.

         Our risk-management policies and objectives for holding hedging instruments have not changed with the adoption of Statement of Financial Accounting Standards No. 133. At June 30, 2001, $2.2 million representing fair values of derivative contracts is included in other non-current liabilities.

         In June 2001, Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," was issued. SFAS No. 142 will be effective for our Company beginning January 1, 2002 and will also require that we perform an impairment analysis on existing goodwill. While the Company currently evaluates goodwill for impairment as required by existing accounting standards, management is assessing the potential effect of this new pronouncement.

           Orius Corp. and Subsidiaries (formerly LISN Holdings, Inc.)

4.       COMPREHENSIVE LOSS

         Comprehensive income for the three and six months ended June 30, 2001 was as follows:

                                                                        THREE MONTHS             SIX MONTHS
                                                                            ENDED                  ENDED
                                                                      ------------------      -----------------
      Transition adjustment
           adoption of SFAS No. 133                                   $              --       $     (1,537,437)

      Net loss                                                              (15,386,020)           (20,780,076)

      Changes related to cash flow derivative hedges                            624,086               (617,055)
                                                                      ------------------      -----------------
      Total comprehensive loss                                        $     (14,761,934)      $    (22,934,568)
                                                                      ==================      =================

5.       COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

         Costs and estimated earnings, and related billings on uncompleted projects at June 30, 2001 and December 31, 2000 are as follows:


                                                                           JUNE 30,              DECEMBER 31,
                                                                            2001                    2000
                                                                      ------------------      -----------------

      Costs and estimated earnings on uncompleted contracts           $      75,841,794       $     64,378,863
      Billings to date                                                       41,208,102             27,488,157
                                                                      ------------------      -----------------

      Net costs and earnings in excess of billings                    $      34,633,692       $     36,890,706
                                                                      ==================      =================



      Costs and estimated earnings in excess of billings              $      40,545,690       $     37,468,544
      Billings in excess of costs and estimated earnings                     (5,911,998)              (577,838)
                                                                      ------------------      -----------------

      Net costs and earnings in excess of billings                    $      34,633,692       $     36,890,706
                                                                      ==================      =================

6.       ACQUISITIONS

         During the first quarter of 2001, the Company completed the acquisition of the assets of Quality Metal Works, Inc. ("QMW"), Sorenson Construction, Inc., Sorenson Leasing, Inc. ("Sorenson") and acquired the stock of K&S Construction, Inc. ("K&S"). The total purchase consideration of $47.6 million, consisting of $35.0 million cash (net of $.3 million cash acquired and $3.4 million accrued purchase price adjustment) and $8.9 million in common stock, preferred stock and junior subordinated debt, exceeded the fair value of the tangible net assets acquired by $35.3 million, which is being amortized on a straight-line basis over 25 years. Shares issued in connection with these transactions were valued using valuation models that take into account earnings multiples of comparable companies. Results of QMW, Sorenson and K&S have been included in the consolidated results of the Company from the date of acquisition.

         Additionally, during the first six months of 2001, certain purchase price adjustments resulted in payments of approximately $11.8 million of which $11.7 million was paid in cash and $.1 million was paid in common stock, preferred stock and junior subordinated notes.

           Orius Corp. and Subsidiaries (formerly LISN Holdings, Inc.)

         The following information represents the unaudited pro forma results of operations as if the aforementioned acquisitions were completed on January 1, 2000. These pro forma results give effect to increased interest expense for acquisition-related debt and amortization of related goodwill. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of operations which would have been achieved had these acquisitions been completed on January 1, 2000, nor are the results indicative of the Company's future results of operations.


                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                             JUNE 30,                          JUNE 30,
                                 --------------------------------- ---------------------------------
                                     2001               2000            2001              2000
                                 --------------    --------------- ---------------   ---------------
                                           (IN THOUSANDS)                    (IN THOUSANDS)

   Revenues                          $ 147,744          $ 207,665       $ 302,542         $ 386,576
   Net (loss) income                 $ (15,386)           $ 4,848       $ (20,937)          $ 6,333


7.       ACCOUNTS RECEIVABLE

         The allowance for doubtful accounts was $1,451,619 and $1,193,999 at June 30, 2001 and December 31, 2000, respectively. Included in accounts receivable at June 30, 2001 are unbilled receivables of $17,065,193 and retainage of $9,743,956.

         The balances billed but not paid by customers pursuant to retainage provisions in customer contracts will be due upon completion of all terms of the contracts. Substantially all of the retention balances at June 30, 2001 are expected to be collected within the next twelve months. Unbilled accounts receivable relate to the Company's unit based contracts and represent revenue the Company is entitled to based upon the units delivered as of the balance sheet date.

         Accounts receivable consist of the following:

                                                              JUNE 30,               DECEMBER 31,
                                                                2001                     2000
                                                          ------------------      -------------------

Contract billing                                          $     130,609,940       $      146,678,544
Retainage                                                         9,743,956               12,806,446
Other receivables                                                 1,310,173                2,644,154
                                                          ------------------      -------------------
    Total                                                       141,664,069              162,129,144
Less allowance for doubtful accounts                              1,451,619                1,193,999
                                                          ------------------      -------------------
    Accounts receivable, net                              $     140,212,450       $      160,935,145
                                                          ==================      ===================

8.       LONG TERM DEBT AND CAPITAL LEASES

         On December 15, 1999, NATG Holdings, LLC ("NATG") and Orius Capital Corp. ("Capital Corp."), each wholly owned subsidiaries of the Company, entered into a credit agreement with Deutsche

           Orius Corp. and Subsidiaries (formerly LISN Holdings, Inc.)

      Notes to Consolidated Financial Statements (Unaudited) - (Continued)


Bank Securities, Inc., Bankers Trust and a syndicate of banks. The credit agreement includes a revolving credit facility, in an aggregate amount not to exceed $100 million at any time, maturing on December 15, 2004, and a $275 million senior secured term loan credit facility. The term loan facility is allocated among a $75 million Term Loan A with a letter of credit facility, maturing on December 15, 2004; and a $200 million Term Loan B facility, maturing on December 15, 2006.

         Amounts under the revolving credit facility and Term Loan A facility bear interest, at NATG's choice, at either the Federal Funds Rate plus 0.50% or the Eurodollar rate, in each case plus an applicable margin of 0.75% to 2.00% and 1.75% to 3.00%, respectively, determined on the most recent total debt to EBITDA ratio. Amounts under Term Loan B facility bear interest, at NATG's choice, at either Bankers Trust Prime Rate or the Federal Funds Rate plus 0.50%, or the Eurodollar rate plus a margin of 3.5%. Loans made under the revolving credit facility and the Term Loan A, B and C (discussed more fully below) facility are collateralized by a pledge of all of the assets of the Company and its subsidiaries.

         During the first quarter of 2000, NATG and Capital Corp. completed a private offering of $150 million of 12.75% Senior Subordinated Notes due 2010. The notes are guaranteed by the Company and all of the Company's subsidiaries. A portion of the proceeds from this offering was used to pay down the principal amount outstanding on Term Loan B. In September 2000, NATG exchanged the notes for substantially identical notes that were registered under the Securities Act of 1933, as amended.

         On July 5, 2000, the Company entered into an Amended and Restated Credit Agreement providing for additional borrowings of $60 million under Term Loan C of the senior credit facility, which were primarily used to pay down amounts due under the revolving credit facility. Amounts under Term Loan C, due December 15, 2007, bear interest at the greater of Bankers Trust Prime Rate or the Federal Funds Rate plus 0.50% or the Eurodollar rate, plus a margin of 3.75%.

         The senior credit facility also contains affirmative and negative covenants relating to the Company's operations. In June of 2001, the Company anticipated that, at June 30, 2001, it would not be in compliance with certain financial covenants of its senior credit facility ("Events of Default"). Accordingly, on June 30, 2001, the Company and its lenders entered into the Second Amendment and Waiver to Amended and Restated Credit Agreement (the "Second Amendment"). The Second Amendment waives compliance with the Events of Default at June 30, 2001. Additionally, the Second Amendment provides that (a) the Company deliver daily cash reports to an agent of the lenders, (b) the revolving credit facility be limited to an aggregate amount of $85.95 million, and (c) no additional Junior Subordinated Notes be issued. Fees associated with the Second Amendment were approximately $0.2 million.

         On July 27, 2001, the Company entered into the Third Amendment to the Amended and Restated Credit Agreement (the "Third Amendment") which supercedes the Second Amendment. The Third Amendment, which is effective until July 22, 2002, requires the Company to meet revised financial covenants which are generally less restrictive than those that existed in the Amended and Restated Credit Agreement. At July 22, 2002, the covenants revert to those specified by the Amended and Restated Credit Agreement and become effective for the June 30, 2002 test period. At June 30, 2002, the Company's ability to comply with the more restrictive covenants found in the Amended and Restated Credit Agreement will be dependent upon its ability to manage costs and meet its growth projections.

         Additionally, the Third Amendment (a) increased applicable base rate margin ranges for the revolving credit facility and Term Loan A, Term Loan B and Term Loan C to 2.25% to 2.75%, 2.75% to 3.25% and 3.00% to 3.50%, respectively and the applicable Eurodollar rate margin ranges for the revolving credit facility and Term Loan A, Term Loan B and Term Loan C to 3.25% to 3.75%, 3.75% to 4.25% and 4.00% to 4.50%, respectively, (b) limited the revolving credit facility to $49.2 million, (c) converted $37 million outstanding under the revolving credit facility to a term loan, (d) changed the current interest

           Orius Corp. and Subsidiaries (formerly LISN Holdings, Inc.)

payments from quarterly to monthly, and (e) restricted the Company's ability to incur additional indebtedness. Fees associated with the Third Amendment were approximately $1.3 million.

         As of June 30, 2001 and December 31, 2000, long-term debt and capital lease obligations consisted of the following:

                                                                                       2001               2000
                                                                                  -----------------   ----------------
Revolving credit facility, maturing on December 15, 2004; interest rate of prime or Federal Funds Rate plus 0.50% or Eurodollar Rate, plus a margin of 0.75%
     to 2.0% or 1.75% to 3.0%, respectively, determined based on the most recent total debt to EBITDA ratio. The interest
     rate at June 30, 2001 was 6.99% and at December 31, 2000 was 9.5%.           $     78,750,000    $    10,000,000

Term Loan A, amortizing with final payment due December 15, 2004; interest rate of prime or Federal Funds Rate plus 0.50% or Eurodollar Rate, plus a margin of 0.75% to 2.0% or 1.75% to 3.0%, respectively, determined based on most recent total debt to EBITDA ratio. The interest rate at June 30, 2001 was
     6.75% and at December 31, 2000
     was 9.51%.                                                                         63,375,000         70,500,000

Term Loan B, amortizing with final payment due December 15, 2006; interest rate of prime or Federal Funds Rate plus 0.50% or Eurodollar Rate, plus a margin of 2.5% to 3.5%. The interest rate at June 30, 2001
     was 7.60% and at December 31, 2000 was 10.3%.                                     154,998,918        156,179,110

Term Loan C, amortizing with final payment due December 15, 2007; interest rate of prime or Federal Funds Rate plus 0.50% or Eurodollar Rate, plus a margin
     3.75%. The interest rate at June 30, 2001 was
     7.50% and at December 31, 2000 was 10.55%.                                         59,400,000         59,850,000

Senior Subordinated Notes, interest paid semiannually with maturity on
     February 1, 2010; interest rate of 12.75%                                         150,000,000        150,000,000

Junior Subordinated Notes including accrued interest of $26,213,572 and
     $17,699,830 at June 30, 2001 and December 31, 2000, respectively, maturing on the later of December 15, 2009 or the first anniversary of the date on which any debt in a high yield offerings is repaid; interest rate
     of 12%                                                                            170,576,321        159,981,898

Other debt and capital lease obligations                                                 2,062,824          2,989,441
                                                                                  -----------------   ----------------
          Total debt and capital lease obligations                                     679,163,063        609,500,449
Less current portion                                                                   (19,644,601)       (16,348,530)
                                                                                  -----------------   ----------------
          Long-term debt                                                          $    659,518,462    $   593,151,919
                                                                                  =================   ================

           Orius Corp. and Subsidiaries (formerly LISN Holdings, Inc.)

9.       SERIES C PARTICIPATING PREFERRED STOCK

         The Orius Series C participating preferred stock ("Series C preferred") accrues dividends daily at a rate of 12% per annum based on a liquidation value of $1,000 per share and participates in any dividends paid to holders of the common stock. The Series C participating preferred stock will be redeemed on December 31, 2019 at its purchase price, plus accrued dividends and the liquidation value of the common stock into which it is convertible, however, the value cannot be less than the original purchase price.

         At June 30, 2001, the total recorded value of the Series C preferred stock has been determined based upon its original purchase price of $1,019 per share and accrued and unpaid dividends of $37,690,473. For the three months and six months ended June 30, 2001, accrued and unpaid dividends are $6,266,429 and $12,500,281, respectively. For the three months and six months ended June 30, 2001 the decrease in the estimated value of the Company's common stock and the related decrease in the liquidation value of the Series C preferred has resulted in increases of $631,842 and $14,564,726, respectively, in the income available to common shareholders.

10.      PROVISIONS FOR INCOME TAX

         The tax provision for the six months ended June 30, 2001, reflects an estimated annual effective tax rate of 25.3%. This revised rate is the result of the Company's revised forecast of its annual pretax results and is influenced by the non-deductible amortization of goodwill associated with the Company's acquisitions.

11.      SEGMENTS

         To strategically manage its business, the Company has designated two operating segments. The internal telecom service segment provides engineering, furnishing and installation of network equipment and related components and maintenance services. The external telecom services segment provides installation, design engineering and maintenance of fiber optic, coaxial and copper cable networks for the telecom industry.

         Identifiable assets for each operating segment are as follows:

                                              AS OF
                               --------------------------------------
                                   JUNE 30,           DECEMBER 31,
                                     2001                 2000
                               -----------------    -----------------

Internal telecom services      $    124,463,840     $    116,842,388
External telecom services           162,161,563          171,342,581
                               -----------------    -----------------
Total identifiable assets           286,625,403          288,184,969
Goodwill, net                       463,550,837          435,575,984
Corporate                            29,356,217           15,961,129
                               -----------------    -----------------
Total assets                   $    779,532,457     $    739,722,082
                               =================    =================

           Orius Corp. and Subsidiaries (formerly LISN Holdings, Inc.)


                                                         THREE MONTHS ENDED
                                                            JUNE 30, 2001
                                       -----------------------------------------------------------
                                           INTERNAL             EXTERNAL              TOTAL
                                       ------------------   ------------------   -----------------

         Revenues                           $ 74,654,563         $ 73,089,716       $ 147,744,279
         Income before benefit from
            income taxes (1)                $ (9,812,991)        $ (2,381,643)      $ (12,194,634)



                                                         SIX MONTHS ENDED
                                                          JUNE 30, 2001
                                       -----------------------------------------------------------
                                           INTERNAL             EXTERNAL              TOTAL
                                       ------------------   ------------------   -----------------

         Revenues                          $ 153,564,702        $ 148,401,418       $ 301,966,120
         Income before provision
            for income taxes (1)           $ (14,509,179)       $ (13,498,293)      $ (28,007,472)


(1) Income before provision for income taxes have been impacted by an allocation of corporate expenses based on a percentage of revenue.

12.      RESTRUCTURING CHARGES

         To reduce costs and improve productivity, the Company is streamlining corporate structure and consolidating warehouse operations. In connection with this initiative the Company, in the second quarter of 2001, implemented a plan of restructuring designed to improve its overall performance. In addition, during the third and fourth quarters of 2001, the Company will continue to evaluate opportunities to improve performance and institute additional restructuring activities as necessary.

         In the second quarter of 2001, the Company recorded restructuring charges of $1.7 million consisting of employee termination benefits, a provision for lease termination costs and abandonments of property, plant and equipment associated with certain warehouse facilities. Approximately $1.1 million of the restructuring charge is related to severance payments for two corporate officers, $.2 million is related to lease termination costs for the consolidation of various warehouse facilities and $.4 million is related to the abandonment of equipment.

         The components of the restructuring charges recorded in the second quarter of 2001 are as follows:


                                 EMPLOYEE              LEASE              ABANDONMENT
                                TERMINATION         TERMINATION           OF PROPERTY,
                                 BENEFITS              COSTS            PLANT & EQUIPMENT         TOTAL
                                ------------        ------------        -----------------      ------------

2001 Restructuring charge       $       1.1         $       0.2          $       0.4           $       1.7
Non-cash charges                         --                  --                   --                    --
Cash payments                            --                  --                   --                    --
                                ------------        ------------         -----------           ------------
Restructuring liability
     at June 30, 2001           $       1.1         $       0.2          $       0.4           $       1.7
                                ============        ============         ===========           ============

           Orius Corp. and Subsidiaries (formerly LISN Holdings, Inc.)

13.      COMMITMENTS AND CONTINGENCIES

         In the normal course of business, certain subsidiaries of the Company have pending and unasserted claims. It is the opinion of the Company's management, based on the information available at this time, that these claims will not have material adverse impact on the Company's Consolidated Financial Statements.

14.      SUBSEQUENT EVENTS

         In connection with the Third Amendment, an affiliate of the Company's majority shareholder contributed $10 million in exchange for additional shares of the Company's common and preferred stock. In addition, an affiliate of the majority shareholder has agreed, under certain circumstances, to provide additional cash of up to $15 million through the period ending July 22, 2002.

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

         Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such forward looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in such forward looking statements. Such factors include general economic and business conditions, telecom infrastructure service competition, the impact of federal regulation and changes in other laws affecting the Company. For a discussion of risks, you are urged to refer to "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of revenue earned, certain items in the Company's Consolidated Statements of Operations for the periods indicated:


                                     THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                              -------------------------------------------  --------------------------------------------
                                        2001                  2000                  2001                  2000
                              --------------------   --------------------  --------------------   ---------------------
                                   (DOLLARS IN THOUSANDS)                       (DOLLARS IN THOUSANDS)

Revenues                      $  147,744    100.0%   $  193,499    100.0%  $  301,966    100.0%   $  349,868    100.0%

Expenses:
     Direct costs                113,194     76.6%      138,332     71.5%     236,412     78.3%      250,682     71.7%
     General and
          administrative          18,456     12.5%       18,861      9.7%      38,939     12.9%       37,029     10.6%
     Depreciation and
          amortization             8,747      5.9%        7,274      3.8%      17,567      5.8%       13,760      3.9%
     Restructuring                 1,730      1.2%           --      0.0%       1,730      0.6%           --      0.0%
                              -----------            -----------           -----------            -----------
            Total                142,127     96.2%      164,467     85.0%     294,648     97.6%      301,471     86.2%
                              -----------            -----------           -----------            -----------
Interest expense, net             17,941     12.1%       16,295      8.4%      35,540     11.8%       30,904      8.8%
Other income, net                   (129)    -0.1%           (2)     0.0%        (215)    -0.1%          (96)     0.0%
                              -----------            -----------           -----------            -----------
Income (loss) before taxes       (12,195)    -8.3%       12,739      6.6%     (28,007)    -9.3%       17,589      5.0%
                              -----------            -----------           -----------            -----------
     (Benefit from) provision
          for income tax           3,191      2.2%        7,894      4.1%      (7,227)    -2.4%       10,298      2.9%
                              -----------            -----------           -----------            -----------
Net income (loss)             $  (15,386)   -10.4%   $    4,845      2.5%  $  (20,780)    -6.9%   $    7,291      2.1%
                              ===========            ===========           ===========            ===========


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

REVENUE. Revenue for the period decreased 23.6%, or $45.8 million, from $193.5 million for the three months ended June 30, 2000 to $147.7 million for the three months ended June 30, 2001. This reduction was due to a slowdown in project work in our external segment, the remainder was primarily due to reduced demand for central office services. In addition, revenue for the period was reduced by $1.8 million for charges related to turnkey operations in our external segment.

DIRECT COSTS. Direct costs decreased 18.2%, or $25.1 million, from $138.3 million for the three months ended June 30, 2000 to $113.2 million for the three months ended June 30, 2001. This decrease is directly related to the lower revenue base. As a percent of revenue direct costs increased 7.1% to 76.6% for the three months ended June 30, 2001 from 71.5% for the three months ended June 30, 2000. This increase was due to absorption of fixed costs over a lower revenue base and competitive pricing. In addition, direct costs increased during the period by approximately $1.2 million for inventory write downs related to turnkey operations in our external segment.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 2.1%, or $.4 million, from $18.9 million for the three months ended June 30, 2000 to $18.5 million for the three months ended June 30, 2001. The decrease in general and administrative expenses is related to the decrease in activity in the internal segment. Also during the period, general and administrative expenses increased $1.7 million of which $1.1 million is related to employee severance for two corporate officers and $.6 million for the closing of warehouses and equipment abandonment.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased 20.2%, or $1.5 million, from $7.3 million for the three months ended June 30, 2000 to $8.7 million for the three months ended June 30, 2001. The increase in amortization and depreciation expense is mainly due to the amortization of goodwill and depreciation of assets associated with the related acquisitions.

RESTRUCTURING. A charge for restructuring was taken during the second quarter of fiscal 2001. (See Note 12 of the Consolidated Financial Statements)

INTEREST EXPENSE. Interest expense increased 10.1%, or $1.6 million, from $16.3 million for the three months ended June 30, 2000 to $17.9 million for the three months ended June 30, 2001. This increase in interest was due to the higher levels of debt incurred under our senior credit facilities in connection with our working capital requirements and acquisition activity.

PROVISION FOR INCOME TAXES. For the period ended June 30, 2001 the provision for income taxes decreased 59.6%, or $4.7 million, from a provision of $7.9 million for the three months ended June 30, 2000 to a provision of $3.2 million for the three months ended June 30, 2001. This decrease is due to the net loss for the six months ended June 30, 2001 using the expected annualized effective tax rate, based on projected results through year end December 31, 2001.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

REVENUE. Revenue for the period decreased 13.7%, or $47.9 million, from $349.9 million for the six months ended June 30, 2000 to $302.0 million for the six months ended June 30, 2001. This decrease was primarily due to a slowdown in project related work in our external segment and decreased demand for central office services in our internal segment. In addition, revenue for the period was reduced by $1.8 million for charges related to turnkey operations in our external segment.

DIRECT COSTS. Direct costs decreased 5.7%, or $14.3 million, from $250.7 million for the six months ended June 30, 2000 to $236.4 million for the six months ended June 30, 2001. This reduction is related to the lower revenue base. As a percent of revenue direct costs increased 9.2% to 78.3% for the six months ended June 30, 2001 from 71.7% for the six months ended June 30, 2000. This increase was due to absorption of fixed costs over a lower revenue base and competitive pricing pressure. In addition, direct costs increased during the period by approximately $1.2 million for inventory write downs related to turnkey operations in our external segment.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 5.2%, or $1.9 million, from $37.0 million for the six months ended June 30, 2000 to $38.9 million for the six months ended June 30, 2001. Increases in general and administrative expenses are related primarily to the increase in activity in the internal segment and the holding company. Also during the period, general and administrative expenses increased $1.7 million of which $1.1 million is related to employee severance for two corporate officers and $.6 million for the closing of warehouses and equipment abandonment.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 27.7%, or $3.8 million, from $13.8 million for the six months ended June 30, 2000 to $17.6 million for the six months ended June 30, 2001. The increase in amortization and depreciation expense is mainly due to the acquisitions and related amortization of goodwill and depreciation of assets associated with the acquisitions.

RESTRUCTURING. A charge for restructuring was taken during the second quarter of fiscal 2001. (See Note 12 of the Notes to the Consolidated Financial Statements.)

INTEREST EXPENSE. Interest expense increased 15.0%, or $4.6 million, from $30.9 million for the six months ended June 30, 2000 to $35.5 million for the six months ended June 30, 2001. This increase in interest was due to the higher levels of debt incurred under our senior credit facilities in connection with our working capital requirements and acquisition activity.

PROVISION FOR INCOME TAXES. For the period ended June 30, 2001 the provision for income taxes decreased 170.2%, or $17.5 million, from a provision of $10.3 million for the six months ended June 30, 2000 to a benefit of $7.2 million for the six months ended June 30, 2001. This decrease is due to the net loss for the six months ended June 30, 2001 using the expected annualized effective tax rate, based on projected results through year end December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's needs for capital are attributable primarily to its needs for equipment to support customer contracts and its needs for working capital sufficient to meet general corporate purposes. In addition, the Company used $35.0 million to purchase three companies during the first three months of fiscal 2001. During the second quarter additional payments of $11.6 million were made to finalize the acquisitions of companies purchased in prior periods. These purchases are expected to expand the Company's market share and geographic footprint. These purchases were financed by borrowings from the Company's bank credit facility. Capital expenditures have been financed by borrowings from the Company's credit line and internal cash flow. The Company's sources of cash have been from operating activities and bank borrowings.

         Net cash provided by operating activities was $22.1 million for the six months ended June 30, 2001 compared to $10.2 million for the six months ended June 30, 2000. Revenues are the primary sources of operating cash flow. Working capital items provided $15.4 million of operating cash flow for the six-month period ended June 30, 2001, principally through a decrease in accounts receivable.

         In the six months ended June 30, 2001, net cash used in investing activities was $58.9 million as compared to $72.7 million for the six months ended June 30, 2000. For the six months ended June 30, 2001 cash used for capital expenditures was $12.3 million compared to $13.2 million for the six months ended June 30, 2000. These expenditures were for normal purchases of new equipment, and replacement of existing equipment.

         In the six months ended June 30, 2001, net cash provided by financing activities was $54.6 million as compared to $33.8 million for the six months ended June 30, 2000. The second quarter 2001 financing activities are primarily attributable to the proceeds from borrowing on debt facilities. The six month period ended June 30, 2000 reflects the activity associated with the issuance of Senior Subordinated Notes.

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

         In June of 2001, the Company anticipated that, at June 30, 2001, it would not be in compliance with certain financial covenants of its senior credit facility ("Events of Default"). Accordingly, on June 30, 2001, the Company and its lenders entered into the Second Amendment and Waiver to Amended and Restated Credit Agreement (the "Second Amendment"). The Second Amendment waives compliance with the Events of Default at June 30, 2001. Additionally, the Second Amendment provides that (a) the Company deliver daily cash reports to an agent of the lenders, (b) the revolving credit facility be limited to an aggregate amount of $85.95 million, and (c) no additional Junior Subordinated Notes be issued. Fees associated with the Second Amendment were approximately $0.2 million.

         On July 27, 2001, the Company entered into the Third Amendment to the Amended and Restated Credit Agreement (the "Third Amendment") which supercedes the Second Amendment. The Third Amendment, which is effective until July 22, 2002, requires the Company to meet revised financial covenants which are generally less restrictive than those that existed in the Amended and Restated Credit Agreement. At July 22, 2002, the covenants revert to those specified by the Amended and Restated Credit Agreement and become effective for the June 30, 2002 test period. At June 30, 2002, the Company's ability to comply with the more restrictive covenants found in the Amended and Restated Credit Agreement will be dependent upon its ability to manage costs and meet its growth projections.

         In connection with the Third Amendment, an affiliate of the Company's majority shareholder contributed $10 million in exchange for additional shares of the Company's common and preferred stock. In addition, an affiliate of the majority shareholder has agreed, under certain circumstances, to provide additional cash of up to $15 million through the period ending July 22, 2002.

         The Company's plans to manage its costs and streamline its operations, resulted in a second quarter change of $1.7 million related to employee severance and the closure of warehouse facilities. The Company anticipates that additional restructuring initiatives may impact the Company's results in the second half of 2001.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended June 30, 2001, Orius finalized the sale of the following securities that were not registered under the Securities Act of 1933, as amended, in connection with the purchase of Sorenson Construction, Inc. and the assets of Sorenson Leasing, Inc. ("Sorenson"): 684.97 shares of common stock, 45.58 shares of preferred stock and an aggregate principal amount of $36,794 of Junior Subordinated Notes. These issuances were exempt from registration under Section 4 (2) of the Securities Act as transactions not involving a public offering. No underwriting discounts or commissions were paid in connection with any of these sales.

ITEM 3.  DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

         None.


ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a). Exhibits

Exhibit
Number                        Description
-------                       -----------

10.9.1 Letter Agreement dated June 28, 2001 regarding Senior Management Agreement Dated as of November 8, 1999, as amended, between William J. Mercurio and Orius Corp.*

-----------------
* Filed herewith.

         (b). Reports on Form 8-K

                  During the quarter ended June 30, 2001, the Registrant filed a Report on Form 8-K, dated June 29, 2001, with respect to the change in the Company's executive management.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ORIUS CORP.





Date:  August 14, 2001                         By: /s/ ROBERT E. AGRES
                                                   -------------------
                                                   Robert E. Agres
                                                   Senior Vice President -
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     (Accounting Officer)