Form 10-Q
period 2001-09-30
ORIUS CORP
filed 2001-11-21
CIK 1087008

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________________to_______________

                        Commission file number 333-36952

                                   ORIUS CORP.
             (Exact name of registrant as specified in its charter)


           Florida                                         65-0894212
---------------------------------                      ------------------
(State or other jurisdiction of                         (I.R.S.Employer
incorporation or organization)                         Identification No.)


                            1401 Forum Way, Suite 400
                            West Palm Beach, FL 33401
               (Address of principal executive office) (Zip Code)


                                 (561) 687-8300
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                     Outstanding as of October 31, 2001
         Common Stock, par value $.01                      27,557,195

           Orius Corp. and Subsidiaries (formerly LISN Holdings, Inc.)

                                      INDEX

                                                                            Page
PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets-
                    September 30, 2001 and December 31, 2000                  3
                  Consolidated Statements of
                    Operations for the three and nine months ended
                      September 30, 2001 and September 30, 2000               4

                   Consolidated Statements of
                    Cash Flows for the nine months ended
                      September 30, 2001 and September 30, 2000               5

                  Notes to Consolidated Financial Statements                  6

         Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results of Operations         15

         Item 3.  Quantitative and Qualitative Disclosures
                    about Market Risk                                        18


PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings                                          19

         Item 2.  Changes in Securities and Use of Proceeds                  19

         Item 3.  Defaults by the Company on its Senior Securities           19

         Item 4.  Results of Votes of Security Holders                       19

         Item 5.  Other Information                                          19

         Item 6.  Exhibits and Reports on Form 8-K                           19


SIGNATURES                                                                   21

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           Orius Corp. and Subsidiaries (formerly LISN Holdings, Inc.)

                           Consolidated Balance Sheets


                                                                                                  AS OF
                                                                                    ------------------------------------
                                                                                    SEPTEMBER 30,           DECEMBER 31,
                                                                                        2001                   2000
                                                                                    -------------          -------------
                                                                                     (UNAUDITED)
ASSETS
Current assets:
     Cash and equivalents                                                           $   5,074,270          $     200,096
     Accounts receivable, net                                                         131,870,355            160,935,145
     Costs and estimated earnings in excess of billings                                30,910,077             37,468,544
     Inventories                                                                       21,923,061             26,222,693
     Other current assets                                                               3,335,206              3,666,632
                                                                                    -------------          -------------
             Total current assets                                                     193,112,969            228,493,110
                                                                                    -------------          -------------

Property and equipment, net                                                            67,791,322             60,577,606
Goodwill, net                                                                         462,077,519            435,575,984
Other assets                                                                           14,566,459             15,075,382
                                                                                    -------------          -------------

             Total assets                                                           $ 737,548,269          $ 739,722,082
                                                                                    =============          =============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Current portion of debt and leases                                             $ 331,745,685          $  16,348,530
     Accounts payable                                                                  12,525,656             31,856,888
     Accrued liabilities and other                                                     38,587,398             50,475,099
                                                                                    -------------          -------------

             Total current liabilities                                                382,858,739             98,680,517
                                                                                    -------------          -------------

Long-term debt and leases                                                             327,006,692            593,151,919
Other liabilities                                                                      18,023,193             13,245,147
                                                                                    -------------          -------------
                                                                                      727,888,624            705,077,583
                                                                                    -------------          -------------

Commitments and contingencies (Note 13)                                                        --                     --
Series C participating, redeemable preferred stock, 200,000,000 authorized,
     208,911 and 205,770 issued and outstanding at September 30, 2001 and
     December 31, 2000, respectively                                                  256,376,268            249,078,154
Series F, redeemable preferred stock, 70,000 authorized, 10,375 issued and
     outstanding at September 30, 2001                                                 10,681,986                     --
Shareholders' net capital deficiency:
     Common stock $.01 par value, 200,000,000 shares authorized,
          27,557,195 and 25,891,960 issued and outstanding at
          September 30, 2001 and December 31, 2000, respectively                          275,572                258,920
     Paid in capital                                                                   35,735,222             35,051,100
     Accumulated other comprehensive loss                                              (3,019,264)                    --
     Due from shareholder                                                                (280,841)              (267,593)
     Retained deficit                                                                (290,109,298)          (249,476,082)
                                                                                    -------------          -------------
             Total shareholders' net capital deficiency                              (257,398,609)          (214,433,655)
                                                                                    -------------          -------------

             Total liabilities and shareholders' net capital
                      deficiency                                                    $ 737,548,269          $ 739,722,082
                                                                                    =============          =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

           Orius Corp. and Subsidiaries (formerly LISN Holdings, Inc.)

                Consolidated Statements of Operations (Unaudited)


                                                            THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                               SEPTEMBER 30,                            SEPTEMBER 30,
                                                     ----------------------------------        ----------------------------------
                                                         2001                 2000                 2001                 2000
                                                     -------------        -------------        -------------        -------------
Revenues                                             $ 120,511,812        $ 197,179,474        $ 422,477,932        $ 547,047,706
Expenses:
     Direct costs                                       93,640,928          148,366,787          330,053,044          399,048,476
     General and administrative                         18,891,993           17,633,549           57,830,532           54,662,481
     Depreciation and amortization                       8,637,459            7,886,649           26,204,795           21,647,129
     Restructuring                                       3,056,220                   --            4,785,992                   --
                                                     -------------        -------------        -------------        -------------
            Total operating expenses                   124,226,600          173,886,985          418,874,363          475,358,086
                                                     -------------        -------------        -------------        -------------
(Loss) income from operations                           (3,714,788)          23,292,489            3,603,569           71,689,620
                                                     -------------        -------------        -------------        -------------
Other expense (income):
     Interest expense, net                              18,201,804           19,614,043           53,743,018           50,518,006
     Other income, net                                     (44,178)            (156,555)            (259,563)            (252,339)
                                                     -------------        -------------        -------------        -------------
            Total other expenses                        18,157,626           19,457,488           53,483,455           50,265,667
                                                     -------------        -------------        -------------        -------------
Income before (benefit from)
     provision for income tax                          (21,872,414)           3,835,001          (49,879,886)          21,423,953
                                                     -------------        -------------        -------------        -------------
     (Benefit from) provision for income tax            (6,504,534)             199,852          (13,731,930)          10,497,730
                                                     -------------        -------------        -------------        -------------
Net (loss) income                                    $ (15,367,880)       $   3,635,149        $ (36,147,956)       $  10,926,223
                                                     =============        =============        =============        =============

Net (loss) income applicable to
     common shareholders:
     Net (loss) income as reported                   $ (15,367,880)       $   3,635,149        $ (36,147,956)       $  10,926,223
     Accretion and dividends on
        Series C participating
          redeemable preferred stock                    (5,849,999)          (2,935,625)          (3,785,554)         (34,287,810)
     Accretion and dividends on
        Series F redeemable
          preferred stock                                 (699,708)                  --             (699,708)                  --
                                                     -------------        -------------        -------------        -------------
Net (loss) income applicable to
     common shareholders                             $ (21,917,587)       $     699,524        $ (40,633,218)       $ (23,361,587)
                                                     =============        =============        =============        =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

           Orius Corp. and Subsidiaries (formerly LISN Holdings, Inc.)

                Consolidated Statements of Cash Flows (Unaudited)


                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                               ---------------------------------
                                                                   2001                 2000
                                                               ------------        -------------
Cash flows from operating activities:
Net (loss) income                                              $(36,147,956)       $  10,926,223
Adjustments to reconcile net cash provided by operating
    activities:
    Depreciation and amortization                                26,204,795           21,647,129
    Accrued interest - junior subordinated notes                 15,027,066           12,994,786
    Deferred taxes                                                  356,491           10,259,161
    Changes in assets and liabilities:
      Accounts receivable                                        36,576,488          (31,761,439)
      Costs and estimated earnings in excess of billings          6,558,467          (13,425,840)
      Inventories                                                 5,479,724           (5,058,156)
      Other assets                                                3,392,544           (3,590,607)
      Accounts payable                                          (21,500,972)           6,311,491
      Accrued liabilities                                        (8,955,376)          (6,487,215)
                                                               ------------        -------------
           Net cash provided by operating activities             26,991,271            1,815,533
                                                               ------------        -------------
Cash flows from investing activities:
    Purchases of property and equipment                         (13,464,269)         (18,372,579)
    Acquisitions, net of cash acquired                          (46,618,688)         (59,548,658)
                                                               ------------        -------------

           Net cash used in investing activities                (60,082,957)         (77,921,237)
                                                               ------------        -------------
Cash flows from financing activities:
    Proceeds from notes payable - bank                           68,750,000          182,908,160
    Proceeds from issuance of senior subordinated notes                  --          150,000,000
    Distributions paid to shareholders                                   --          (11,454,413)
    Payments of notes payable - bank                            (35,786,933)        (219,201,193)
    Amounts paid for deferred financing costs                    (1,497,207)          (6,255,084)
    Retirement of securities                                     (3,500,000)                  --
    Investment by LISN shareholders                                      --                   --
    Issuance of common stock and preferred stock                 10,000,000          (48,555,965)
                                                               ------------        -------------

           Net cash provided by financing activities             37,965,860           47,441,505
                                                               ------------        -------------

Net increase (decrease) in cash                                   4,874,174          (28,664,199)
Cash at beginning of period                                         200,096           28,664,199
                                                               ------------        -------------

Cash at end of period                                          $  5,074,270        $          --
                                                               ============        =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

           Orius Corp. and Subsidiaries (formerly LISN Holdings, Inc.)

             Notes to Consolidated Financial Statements (Unaudited)


1. BASIS OF PRESENTATION

OVERVIEW

      The interim consolidated financial statements of Orius Corp. and its subsidiaries ("Orius" or the "Company"), the successor to LISN Holdings, Inc. ("LISN"), as of September 30, 2001 and December 31, 2000 include the accounts of Orius and its subsidiaries and in the opinion of management, include all necessary adjustments, consisting of only normal recurring adjustments, to present fairly the consolidated financial position and results of operations of the Company for the periods presented. The accompanying consolidated financial statements have been prepared by the Company, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Accordingly, these unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, and notes thereto, for the year ended December 31, 2000. Reported interim results of operations are not necessarily indicative of those expected for the year ending December 31, 2001.


2. ACCOUNTING CHANGE

        On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be recorded on the balance sheet at their fair value. Derivatives that are not hedges are recorded at fair value through earnings. Changes in the fair values of derivatives designated as fair-value hedges are recognized in earnings as offsets to changes in the fair value of the underlying asset or liability. For derivatives designated as cash-flow hedges, changes in the fair values are deferred and recorded in other comprehensive income until the hedged transaction occurs and is recognized in earnings. The ineffective portion of a hedging derivative is immediately recognized in earnings. The implementation of SFAS No. 133 did not have a material impact on our results of operations or financial position at adoption and during the three quarters ending September 30, 2001.

      Our risk-management policies and objectives for holding hedging instruments have not changed with the adoption of Statement of Financial Accounting Standards No. 133. At September 30, 2001, $3.0 million representing fair values of derivative contracts is included in other non-current liabilities.

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

      The Financial Accounting Standards Board also issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. Although the Company does not expect the implementation of these standards to have a significant effect on the results of operations or financial condition, the Company has not completed its analysis of the effects that these new standards will have on the results of operations.

           Orius Corp. and Subsidiaries (formerly LISN Holdings, Inc.)

3. COMPREHENSIVE LOSS

      Comprehensive loss for the three and nine months ended September 30, 2001 was as follows:

                                                  THREE MONTHS      NINE MONTHS
                                                      ENDED            ENDED
                                                  ------------     ------------
Transition adjustment
   adoption of SFAS No. 133                       $         --     $ (1,537,437)
Net loss                                           (15,367,880)     (36,147,956)
Changes related to cash flow derivative hedges        (864,772)      (1,481,827)
                                                  ------------     ------------

Total comprehensive loss                          $(16,232,652)    $(39,167,220)
                                                  ============     ============

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

      Costs and estimated earnings, and related billings on uncompleted projects at September 30, 2001 and December 31, 2000 are as follows:

                                                           SEPTEMBER 30,      DECEMBER 31,
                                                               2001               2000
                                                           ------------       ------------
Costs and estimated earnings on uncompleted contracts      $ 67,532,701       $ 64,378,863
Billings to date                                             41,375,589         27,488,157
                                                           ------------       ------------
Net costs and earnings in excess of billings               $ 26,157,112       $ 36,890,706
                                                           ============       ============

Costs and estimated earnings in excess of billings         $ 30,910,077       $ 37,468,544
Billings in excess of costs and estimated earnings           (4,752,965)          (577,838)
                                                           ------------       ------------
Net costs and earnings in excess of billings               $ 26,157,112       $ 36,890,706
                                                           ============       ============

5. ACQUISITIONS

      During the first quarter of 2001, the Company completed the acquisition of the assets of Quality Metal Works, Inc. ("QMW"), Sorenson Construction, Inc., Sorenson Leasing, Inc. ("Sorenson") and acquired the stock of K&S Construction, Inc. ("K&S"). The total purchase consideration of $47.6 million, consisting of $35.0 million cash (net of $.3 million cash acquired and $3.4 million accrued purchase price adjustment) and $8.9 million in common stock, preferred stock and junior subordinated debt, exceeded the fair value of the tangible net assets acquired by $35.3 million, which is being amortized on a straight-line basis over 25 years. These acquisitions were accounted for as purchase combinations in the first quarter of fiscal 2001, accordingly results of QMW, Sorenson and K&S have been included in the consolidated results of the Company from the date of acquisition.

      Additionally, during the first nine months of 2001, certain purchase price adjustments resulted in payments of approximately $11.8 million of which $11.7 million was paid in cash and $.1 million was paid in common stock, preferred stock and junior subordinated notes.

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

                           THREE MONTHS ENDED             NINE MONTHS ENDED
                             SEPTEMBER 30,                  SEPTEMBER 30,
                       -------------------------      --------------------------
                          2001            2000           2001            2000
                       ---------       ---------      ---------       ----------
                            (IN THOUSANDS)                 (IN THOUSANDS)
Revenues               $ 120,512       $ 208,192      $ 423,054       $ 594,768
Net (loss) income      $ (15,368)      $   5,998      $ (36,305)      $  12,331


6. ACCOUNTS RECEIVABLE

      The allowance for doubtful accounts was $3,778,103 and $1,193,999 at September 30, 2001 and December 31, 2000, respectively. For the three months ended September 30, 2001, based on an assessment of outstanding customer balances and the current economic condition the Company increased its allowance for doubtful accounts by $3 million. Included in accounts receivable at September 30, 2001 are unbilled receivables of $14,073,236 and retainage of $9,296,520.

      The balances billed but not paid by customers pursuant to retainage provisions in customer contracts will be due upon completion of all terms of the contracts. Substantially all of the retention balances at September 30, 2001 are expected to be collected within the next twelve months. Unbilled accounts receivable relate to the Company's unit based contracts and represent revenue the Company is entitled to based upon the units delivered as of the balance sheet date.

      Accounts receivable consist of the following:


                                          SEPTEMBER 30,     DECEMBER 31,
                                              2001              2000
                                          ------------      ------------
Contract billing                          $125,637,838      $146,678,544
Retainage                                    9,296,520        12,806,446
Other receivables                              714,100         2,644,154
                                          ------------      ------------
    Total                                  135,648,458       162,129,144
Less allowance for doubtful accounts         3,778,103         1,193,999
                                          ------------      ------------
Accounts receivable, net                  $131,870,355      $160,935,145
                                          ============      ============


7. LONG TERM DEBT AND CAPITAL LEASES

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

      Additionally, the Third Amendment (a) increased applicable base rate margin ranges for the revolving credit facility and Term Loan A, Term Loan B and Term Loan C to 2.25% to 2.75%, 2.75% to 3.25% and 3.00% to 3.50%, respectively and the applicable Eurodollar rate margin ranges for the revolving credit facility and Term Loan A, Term Loan B and Term Loan C to 3.25% to 3.75%, 3.75% to 4.25% and 4.00% to 4.50%, respectively, (b) limited the revolving credit facility to $49.2 million, (c) converted $37 million outstanding under the revolving credit facility to a term loan, (d) changed the current interest payments from quarterly to monthly, and (e) restricted the Company's ability to incur additional indebtedness. Fees associated with the Third Amendment were approximately $1.3 million.

          Orius Corp. and Subsidiaries (formerly LISN Holdings, Inc.)

      In September of 2001, the Company anticipated that, at September 30, 2001, it would not be in compliance with certain of the revised financial covenants of the Third Amendment ("revised covenants"). Accordingly, on November 20, 2001, the Company entered into the Fourth Amendment to Amended and Restated Credit Agreement (the "Fourth Amendment"). The Fourth Amendment waives certain of the revised covenants for the test periods ended September 30, 2001 and December 31, 2001. At January 15, 2002, the revised covenants become effective again and the waiver period ends. Based upon the Company's projections, it is probable that it will not meet its financial covenants subsequent to the waiver period. Therefore, in accordance with EITF 86-30, "Classification of Obligations when a Violation is Waived by the Creditor," at September 30, 2001, outstanding balances under the Amended and Restated Credit Agreement are reflected as current liabilities in the consolidated balance sheet.

      In connection with the Third Amendment, an affiliate of the Company's majority shareholder contributed $10 million in exchange for 1,772,181 shares of the Company's common stock and 10,375 shares of the Companies Series F preferred stock, see Note 9. In connection with the Third and Fourth Amendments, an affiliate of the majority shareholder has agreed, under certain circumstances, to provide additional cash of up to $15 million through the period ending July 22, 2002.

      As of September 30, 2001 and December 31, 2000, long-term debt and capital lease obligations consisted of the following:

                                                                                              2001           2000
                                                                                        --------------    --------------
Revolving credit facility, maturing on December 15, 2004; interest rate of prime or
    Federal Funds Rate plus 0.50% or Eurodollar Rate, plus a margin of 2.25% to
    2.75% or 3.25% to 3.75%, respectively, determined based on the most recent total debt to EBITDA ratio.  The weighted average interest rate at September 30,
    2001 was 6.61% and at December 31, 2000 was 9.5%.                                     $ 20,046,288      $ 10,000,000

Term Loan A, amortizing with final payment due December 15, 2004; interest rate of prime or Federal Funds Rate plus 0.50% or Eurodollar Rate, plus a margin of 2.25% to 2.75% or 3.25% to 3.75%, respectively, determined based on the most recent total debt to EBITDA ratio. The weighted average interest rate
    at September 30, 2001 was 7.30% and at December 31, 2000 was 9.51%.                     60,562,500        70,500,000

Term Loan B, amortizing with final payment due December 15, 2006; interest rate of prime or Federal Funds Rate plus 0.50% or Eurodollar Rate, plus a margin of 2.75% to 3.25% or 3.75% to 4.25%, respectively, determined based on the most recent total debt to EBITDA ratio. The interest rate at September 30,
    2001 was 7.97% and at December 31, 2000 was 10.3%.                                     154,605,518       156,179,110

Term Loan C, amortizing with final payment due December 15, 2007; interest rate of prime or Federal Funds Rate plus 0.50% or Eurodollar Rate, plus a margin of 3.00% to 3.50% or 4.00% to 4.50%, respectively, determined based on the most recent total debt to EBITDA ratio. The interest rate at September 30,
    2001 was 7.70% and at December 31, 2000 was 10.55%.                                     59,250,000        59,850,000

           Orius Corp. and Subsidiaries (formerly LISN Holdings, Inc.)

                                                                                              2001           2000
                                                                                        --------------    --------------
Acquisition Term Loan, amortizing with final payment due December 15, 2004;
    interest rate of prime or Federal Funds Rate plus 0.50% or Eurodollar Rate, plus a margin of 2.25% to 2.75% or 3.25% to 3.75%, respectively, determined based on the most recent total debt to EBITDA ratio. The weighted average
    interest rate at September 30, 2001 was 6.11%.                                          36,703,712                --

Senior Subordinated Notes, interest paid semiannually with maturity on
    February 1, 2010; interest rate of 12.75%                                              150,000,000       150,000,000

Junior Subordinated Notes including accrued interest of $31,382,205 and
    $18,371,335 at September 30, 2001 and December 31, 2000, respectively, maturing on the later of December 15, 2009 or the first anniversary of the
    date on which any debt in a high yield offerings is repaid; interest rate of 12%       175,744,954       159,981,898

Other debt and capital lease obligations                                                     1,839,405         2,989,441
                                                                                        --------------    --------------
    Total debt and capital lease obligations                                               658,752,377       609,500,449
Less current portion                                                                      (331,745,685)     (16,348,530)
                                                                                        --------------    --------------
    Long-term debt                                                                       $ 327,006,692     $ 593,151,919
                                                                                        ==============    ==============


8. SERIES C PARTICIPATING PREFERRED STOCK

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

      At September 30, 2001, the total recorded value of the Series C preferred stock has been determined based upon its original purchase price of $1,019 per share and accrued and unpaid dividends of $43.5 million. For the three months and nine months ended September 30, 2001, accrued and unpaid dividends are $5.8 million and $18.4 million, respectively. The decrease in the estimated value of the Company's common stock and the related decrease in the liquidation value of the Series C preferred has resulted in no change and an increase of $14.6 million for the three months and nine months ended September 30, 2001, respectively, in income available to common shareholders.


9. SERIES F PREFERRED STOCK

      The Orius Series F preferred stock ("Series F preferred") accrues dividends daily at a rate of 20% per annum based on a liquidation value of $1,000 per share plus all accumulated and unpaid dividends. Upon liquidation of the Company, the holders of the Series F preferred stock would be entitled to receive the liquidation value of their stock plus accrued and unpaid dividends prior to any payment made upon any other capital stock or equity securities of the Company. The Series F preferred stock will be redeemed on December 1, 2010 at its liquidation value plus all accumulated and unpaid dividends.

      On August 8, 2001, an affiliate of the Company's majority shareholder contributed $10 million in cash in exchange for 10,375 shares of Orius Series F preferred stock with a liquidation value of $10.4 million, see Note 7. At September 30, 2001, the total recorded value of the Series F preferred stock includes accrued and unpaid dividends of $.3 million and accretion of $.4 million. Dividends and accretion

           Orius Corp. and Subsidiaries (formerly LISN Holdings, Inc.)

are recorded as an increase in the retained deficit and a reduction of the income available to common shareholders.

      The Company shall redeem all of the outstanding Series F preferred stock contemporaneously with the consummation of a change of control; provided that all outstanding Senior Debt has been paid in full. Additionally, the Company may, at any time and from time to time, without premium or penalty, redeem all or any portion of the outstanding Series F preferred stock.


10. PROVISION FOR INCOME TAX

      The tax provision for the nine months ended September 30, 2001, reflects an estimated annual effective tax rate of 27.53 %. This revised rate is the result of the Company's revised forecast of its annual pretax results and is influenced by the non-deductible amortization of goodwill associated with the Company's acquisitions.


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

      Identifiable assets for each operating segment are as follows:

                                                             AS OF
                                               ---------------------------------
                                               SEPTEMBER 30,        DECEMBER 31,
                                                   2001                 2000
                                               ------------         ------------
Internal telecom services                      $112,999,938         $116,842,388
External telecom services                       140,830,323          171,342,581
                                               ------------         ------------
Total identifiable assets                       253,830,261          288,184,969
Goodwill, net                                   462,077,519          435,575,984
Corporate                                        21,640,489           15,961,129
                                               ------------         ------------
Total assets                                   $737,548,269         $739,722,082
                                               ============         ============

      Revenues and income before income taxes for each operating segment are as follows:

                                                THREE MONTHS ENDED
                                                SEPTEMBER 30, 2001
                               ---------------------------------------------------
                                  INTERNAL           EXTERNAL            TOTAL
                               -------------      -------------      -------------
Revenues                       $  49,854,445      $  70,657,367      $ 120,511,812
Income before benefit from
   income taxes (1)            $ (10,414,244)     $ (11,458,170)     $ (21,872,414)

           Orius Corp. and Subsidiaries (formerly LISN Holdings, Inc.)

                                                    THREE MONTHS ENDED
                                                    SEPTEMBER 30, 2000
                                     -----------------------------------------------
                                       INTERNAL          EXTERNAL           TOTAL
                                     ------------      ------------     ------------
         Revenues                    $ 82,565,319      $114,614,155     $197,179,474
         Income before provision
            for income taxes (1)     $ (1,553,790)     $  5,388,791     $  3,835,001


                                                        NINE MONTHS ENDED
                                                       SEPTEMBER 30, 2001
                                      ---------------------------------------------------
                                         INTERNAL          EXTERNAL             TOTAL
                                      -------------      -------------      -------------
         Revenues                     $ 203,419,148      $ 219,058,784      $ 422,477,932
         Income before benefit
            from income taxes (1)     $ (24,923,412)     $ (24,956,474)     $ (49,879,886)


                                                    NINE MONTHS ENDED
                                                   SEPTEMBER 30, 2000
                                     ----------------------------------------------
                                       INTERNAL         EXTERNAL          TOTAL
                                     ------------     ------------     ------------
         Revenues                    $223,807,028     $323,240,678     $547,047,706
         Income before provision
            for income taxes (1)     $  6,170,536     $ 15,253,417     $ 21,423,953


(1) Income before provision for income taxes have been impacted by an allocation of corporate expenses based on a percentage of revenue.


12. RESTRUCTURING CHARGES

      To reduce costs and improve productivity, the Company is streamlining corporate structure and consolidating warehouse operations. In connection with this initiative the Company implemented a plan of restructuring designed to improve its overall performance. In addition, the Company will continue to evaluate opportunities to improve performance and institute additional restructuring activities as necessary.

      In the second quarter of 2001, the Company recorded restructuring charges of $1.7 million consisting of employee termination benefits, a provision for lease termination costs and abandonments of property and equipment associated with certain warehouse facilities. Approximately $1.1 million of the restructuring charge is related to severance payments for two corporate officers, $.2 million is related to lease termination costs for the consolidation of various warehouse facilities and $.4 million is related to the abandonment of property and equipment.

      In the third quarter of 2001, the Company recorded restructuring charges of $3.1 million consisting of employee termination benefits, a provision for lease termination costs and abandonments of property and equipment associated with certain warehouse facilities. Approximately $1.0 million of the restructuring charge is related to severance payments for various personnel, $1.7 million is related to lease

           Orius Corp. and Subsidiaries (formerly LISN Holdings, Inc.)

termination costs for the consolidation of various warehouse facilities and $.3 million is related to the abandonment of property and equipment.

      The components of the restructuring charges recorded in the second and third quarter of 2001 are as follows:

                                    EMPLOYEE           LEASE           ABANDONMENT
                                  TERMINATION       TERMINATION        OF PROPERTY
                                    BENEFITS           COSTS          AND EQUIPMENT         TOTAL
                                    --------           -----          -------------         -----
2001 Restructuring charge           $    2.2          $    1.9          $    0.7          $    4.8
Non-cash charges                          --                --                --                --
Cash payments                            0.2               0.4                --               0.6
                                    --------          --------          --------          --------
Restructuring liability
     at September 30, 2001          $    2.0          $    1.5          $    0.7          $    4.2
                                    ========          ========          ========          ========


13. COMMITMENTS AND CONTINGENCIES

      In the normal course of business, certain subsidiaries of the Company have pending and unasserted claims. It is the opinion of the Company's management, based on the information available at this time, that these claims will not have material adverse impact on the Company's Consolidated Financial Statements.


14. SUBSEQUENT EVENTS

      As discussed in Note 7, on November 20, 2001 the Company entered into the Fourth Amendment to Amended and Restated Credit Agreement.

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

RESULTS OF OPERATIONS

      The following table sets forth, as a percentage of revenue earned, certain items in the Company's Consolidated Statements of Operations for the periods indicated:

                                     THREE MONTHS ENDED SEPTEMBER 30,                 NINE MONTHS ENDED SEPTEMBER 30,
                               -------------------------------------------    ----------------------------------------------
                                       2001                   2000                    2001                     2000
                               -------------------    --------------------    ---------------------    ---------------------
                                         (DOLLARS IN THOUSANDS)                           (DOLLARS IN THOUSANDS)
Revenues                        $ 120,512    100.0%   $   197,179    100.0%   $    422,478    100.0%   $    547,048    100.0%

Expenses:
     Direct costs                  93,641     77.7%       148,367     75.2%        330,053     78.1%        399,048     72.9%
     General and
          administrative           18,892     15.7%        17,633      8.9%         57,831     13.7%         54,662     10.0%
     Depreciation and
          amortization              8,637      7.2%         7,887      4.0%         26,205      6.2%         21,647      4.0%
     Restructuring                  3,056      2.5%             -      0.0%          4,786      1.1%              -      0.0%
                               ----------             -----------             ------------             ------------

            Total                 124,226    103.1%       173,887     88.2%        418,875     99.1%        475,357     86.9%
                               ----------             -----------             ------------             ------------

Interest expense, net              18,202     15.1%        19,614      9.9%         53,743     12.7%         50,518      9.2%
Other income, net                     (44)     0.0%          (157)    -0.1%           (260)    -0.1%           (252)     0.0%
                               ----------             -----------             ------------             ------------
(Loss) income before taxes        (21,872)   -18.1%         3,835      1.9%        (49,880)   -11.8%         21,425      3.9%
                               ----------             -----------             ------------             ------------
     (Benefit from) provision
          for income tax           (6,504)    -5.4%           200      0.1%        (13,732)    -3.3%         10,498      1.9%
                               ----------             -----------             ------------             ------------

Net (loss) income              $  (15,368)   -12.8%   $     3,635      1.8%   $    (36,148)    -8.6%   $     10,927      2.0%
                               ==========             ===========             ============             ============

Three months ended September 30, 2001 compared to three months ended September 30, 2000

Revenue. Revenue for the period decreased 38.9%, or $76.7 million, from $197.2 million for the three months ended September 30, 2000 to $120.5 million for the three months ended September 30, 2001. The reduction was primarily attributable to a slowdown in project work in our external segment. Additionally, the Company experienced reduced demand for central office services primarily from our largest customer, Verizon.

Direct Costs. Direct costs decreased 36.9%, or $54.7 million, from $148.4 million for the three months ended September 30, 2000 to $93.6 million for the three months ended September 30, 2001. This decrease is directly related to the lower revenue base. As a percent of revenue, direct costs increased 3.3% to 77.7%
for the three months ended September 30, 2001 from 75.2% for the three months ended September 30, 2000. This increase was due to absorption of fixed costs over a lower revenue base and competitive pricing. In addition, direct costs increased during the period by approximately $1.0 million for inventory write downs for obsolete inventory related to our internal segment.

General and Administrative Expenses. General and administrative expenses increased 7.4%, or $1.3 million, from $17.6 million for the three months ended September 30, 2000 to $18.9 million for the three months ended September 30, 2001. The increase in general and administrative expenses is related to an increase in the allowance for doubtful accounts of $3.0 million for the period ended September 30, 2001, see Note 6 of the Consolidated Financial Statements. This reserve was made in connection with the recent economic events and a continued slowdown in the telecom industry. This increase is offset by lower SG&A associated with the Company's cost cutting program.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 9.5%, or $.8 million, from $7.9 million for the three months ended September 30, 2000 to $8.6 million for the three months ended September 30, 2001. The increase in amortization and depreciation expense is mainly due to the amortization of goodwill and depreciation of assets associated with the related 2001 acquisitions.

Restructuring. A charge for restructuring was taken during the third quarter of fiscal 2001, see Note 12 of the Consolidated Financial Statements.

Interest Expense. Interest expense decreased 7.2%, or $1.4 million, from $19.6 million for the three months ended September 30, 2000 to $18.2 million for the three months ended September 30, 2001. This decrease in interest expense was primarily attributable to lower interest rates.

Provision for Income Taxes. For the period ended September 30, 2001 the provision for income taxes decreased by $6.7 million, from a provision of $.2 million for the three months ended September 30, 2000 to a benefit of $6.5 million for the three months ended September 30, 2001. This decrease is due to the pre-tax loss for the nine months ended September 30, 2001 using the expected annualized effective tax rate, based on projected results through year end December 31, 2001.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

Revenue. Revenue for the period decreased 22.8%, or $124.6 million, from $547.0 million for the nine months ended September 30, 2000 to $422.5 million for the nine months ended September 30, 2001. This decrease was primarily due to the continued slowdown in project related work in our external segment and the decreased demand for central office services in our internal segment.

Direct Costs. Direct costs decreased 17.3%, or $69.0 million, from $399.0 million for the nine months ended September 30, 2000 to $330.1 million for the nine months ended September 30, 2001. This reduction is related to the lower revenue base. As a percent of revenue direct costs increased 7.1% to 78.1% for the nine months ended September 30, 2001 from 72.9% for the nine months ended September 30, 2000. This increase was due to absorption of fixed costs over a lower revenue base and competitive pricing pressure. In addition, direct costs increased during the period by approximately $1.6 million for inventory write downs related to turnkey operations in our external segment and by $1.0 million for inventory write downs associated with inventory obsolescence in our internal segment.

General and Administrative Expenses. General and administrative expenses increased 5.8%, or $3.2 million, from $54.7 million for the nine months ended September 30, 2000 to $57.8 million for the nine months ended September 30, 2001. Increases in general and administrative expenses are related primarily to the $3 million additional allowance for doubtful accounts taken in the three month period ended September 30, 2001, see Note 6 of the Consolidated Financial Statements. This increase is offset by lower SG&A associated with Company cost cutting plans instituted during fiscal 2001.

Depreciation and Amortization. Depreciation and amortization expenses increased 21.1%, or $4.6 million, from $21.6 million for the nine months ended September 30, 2000 to $26.2 million for the nine months ended September 30, 2001. The increase in amortization and depreciation expense is mainly due to the acquisitions and related amortization of goodwill and depreciation of assets associated with the 2001 acquisitions.

Restructuring. A charge for restructuring was taken during the second and third quarter of fiscal 2001, see Note 12 of the Consolidated Financial Statements.

Interest Expense. Interest expense increased 6.4%, or $3.2 million, from $50.5 million for the nine months ended September 30, 2000 to $53.7 million for the nine months ended September 30, 2001. This increase in interest was due to the higher levels of debt incurred under our senior credit facilities in connection with our working capital requirements and acquisition activity.

Provision for Income Taxes. For the period ended September 30, 2001, the provision for income taxes decreased by $24.2 million, from a provision of $10.5 million for the nine months ended September 30, 2000 to a benefit of $13.7 million for the nine months ended September 30, 2001. This decrease is due to the pre-tax loss for the nine months ended September 30, 2001 using the expected annualized effective tax rate, based on projected results through year end December 31, 2001.

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

      Net cash provided by operating activities was $27.0 million for the nine months ended September 30, 2001 compared to $1.8 million for the nine months ended September 30, 2000. Revenues are the primary sources of operating cash flow. Working capital items provided $21.6 million of operating cash flow for the nine-month period ended September 30, 2001, principally through a decrease in accounts receivable.

      In the nine months ended September 30, 2001, net cash used in investing activities was $60.1 million as compared to $77.9 million for the nine months ended September 30, 2000. For the nine months ended September 30, 2001 cash used for capital expenditures was $13.5 million compared to $18.4 million for the nine months ended September 30, 2000. These expenditures were for normal purchases of new equipment, and replacement of existing equipment.

      In the nine months ended September 30, 2001, net cash provided by financing activities was $38.0 million as compared to $47.4 million for the nine months ended September 30, 2000. The third quarter 2001 financing activities are primarily attributable to the proceeds from borrowing on debt facilities and the contribution of $10 million by an affiliate of the Company's majority shareholder in exchange for preferred and common stock. The nine month period ended September 30, 2000 reflects the activity associated with the issuance of Senior Subordinated Notes.

      Our senior credit facility and the indenture governing the notes contain numerous restrictive covenants, including, among other things, covenants that limit our ability to borrow money, make capital expenditures, use assets as security in other transactions, pay dividends, incur contingent obligations, sell assets and enter into leases and transactions with affiliates. For a description of our credit facility, see Note 7 of the Consolidated Financial Statements.

      In June 2001, the Company anticipated that, at June 30, 2001, it would not be in compliance with certain financial covenants of its senior credit facility ("Events of Default"). Accordingly, on June 30, 2001, the Company and its lenders entered into the Second Agreement and Waiver to Amended and Restated Credit Agreement (the "Second Amendment"). The Second Amendment waives compliance with the Events of Default at June 30, 2001. Additionally, the Second Amendment provides that (a) the Company deliver daily cash reports to an agent of the lenders, (b) the revolving credit facility be limited to an aggregate amount of $85.95 million, and (c) no additional Junior Subordinated Notes be issues. Fees associated with the Second Amendment were approximately $0.2 million.

      On July 27, 2001, the Company entered into the Third Amendment to the Amended and Restated Credit Agreement (the "Third Amendment") which supercedes the Second Amendment. The Third Amendment, which is effective until July 22, 2002, requires the Company to meet revised financial covenants which are generally less restrictive than those that existed in the Amended and Restated Credit Agreement dated July 5, 2000. At July 22, 2002, the covenants revert to those specified by the Amended and Restated Credit Agreement and become effective for the June 30, 2002 test period. At June 30, 2002, the Company's ability to comply with the more restrictive covenants found in the Amended and Restated Credit Agreement will be dependent upon its ability to manage costs and meet its growth projections.

      In connection with the Third Amendment, an affiliate of the Company's majority shareholder contributed $10 million in exchange for additional shares of the Company's common and preferred stock. In addition, an affiliate of the majority shareholder has agreed, under certain circumstances, to provide additional cash of up to $15 million through the period ending July 22, 2002.

      The Company expects that our principal sources of liquidity will be from operations and borrowings under our senior credit facility. We believe that these funds will be sufficient to meet our debt service and working capital needs for the next twelve months. The Company's plans to manage its costs and streamline its operations, resulted in a second quarter charge of $1.7 million related to employee severance and the closure of warehouse facilities. The Company took an additional charge of $3.1 million in the three month period ended September 30, 2001 associated with employee severance, warehouse facilities and equipment abandonment. The Company anticipates that additional restructuring initiatives may impact the Company's results in the future.

      On November 20, 2001 the Company entered into the Fourth Amendment to the Amended and Restated Credit Agreement (the "Fourth Amendment"). The Fourth Amendment, which is effective to, but excluding January 15, 2002, waives certain covenants for the periods ending September 30, 2001 and December 30, 2001. At which time those certain waived covenants will become effective again in accordance with the Third Amendment. Based upon the Company's projections, it is probable that it will not meet its financial covenants subsequent to the waiver period. The Company intends to renegotiate the Fourth Amendment including certain financial covenants and/or seek a waiver of such covenants. No assurance can be given that we will be able to successfully renegotiate the amended and restated credit agreements and/or obtain a waiver to our financial covenants. If the Company is not successful in renegotiating the amended and restated credit agreements and/or obtain a waiver to our financial covenants, the balances outstanding under the Fourth Amendment may be called by the lenders.


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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On August 8, 2001, in conjunction with the Third Amendment to the Amended and Restated Credit Agreement, an affiliate of the Company's majority shareholder contributed $10 million in cash in exchange for 1,772,181 shares of common stock and 10,375 shares of Orius Series F preferred stock. The proceeds were used for general corporate purposes. These issuances were exempt from registration under Section 4 (2) of the Securities Act as transactions not involving a public offering. No underwriting discounts or commissions were paid in connection with these sales.


ITEM 3. DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

        None.


ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS

        None.


ITEM 5. OTHER INFORMATION

        None.


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

        (a). Exhibits


  EXHIBIT
   NUMBER                                      DESCRIPTION
---------                                      -----------
    3.1          Third Amended and Restated Articles of Incorporation of Orius Corp., dated
                 August 7, 2001.*

    4.1          Stock Purchase Agreement, dated July 27, 2001, by and among Orius Corp., Willis
                 Stein & Partners III, L.P., Willis Stein & Partners Dutch III-A, L.P., Willis Stein &
                 Partners Dutch III-B, L.P., and Willis Stein & Partners III-C, L.P.*

    4.2          Amended and Restated Junior Note, dated July 27, 2001, by and among Orius Corp.
                 and Junior Noteholders.*

  EXHIBIT
   NUMBER                                      DESCRIPTION
---------                                      -----------
    10.1         Third Amendment to Amended and Restated Credit Agreement.+

    10.2         Equity Call Agreement.+

    10.3         Fourth Amendment to Amended and Restated Credit Agreement.*

    10.4         First Amendment to Equity Call Agreement.*

-------------
      *     Filed herewith.

      + This exhibit is incorporated by reference to Orius Corp.'s filing on Form 8-K, File No. 333-36952, originally filed with the SEC on August 3, 2001.

        (b). Reports on Form 8-K

              During the quarter ended September 30, 2001, the Registrant filed a Report on Form 8-K, dated August 3, 2001, with respect to the third amendment to the amended and restated credit agreement.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ORIUS CORP.



Date:  November 21, 2001     By: /s/ ROBERT E. AGRES
                                 -------------------
                                 Robert E. Agres
                                 Senior Vice President - Chief Financial Officer (Principal Financial and Accounting Officer)